Form 10QSB
period 1996-03-31
HARMONY BROOK INC
filed 1996-05-14
CIK 878208

                       U. S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                     FORM 10-QSB

               [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended March 31, 1996
                                                   --------------

               [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                     EXCHANGE ACT
               For the transition period from __________ to __________

Commission file number 0-21550
                       -------

                                 HARMONY BROOK, INC.
          (Exact name of small business issuer as specified in its charter)

MINNESOTA                                                  41-1648132
(State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                     Identification Number)

                   1030 LONE OAK ROAD, SUITE #110, EAGAN, MN  55121
                   ------------------------------------------------
                       (Address of principal executive offices)

                                    (612) 681-9000
                             --------------------------
                             (Issuer's telephone number)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes  X     No
    -----     -----

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

       Common Stock - 8,045,161 shares, no par, outstanding as of May 10, 1996

                           This document contains 28 pages.

                                 HARMONY BROOK, INC.
                                     FORM 10-QSB

                                        Index



                                                                   Page Number

                          Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

         Condensed Consolidated Statements of Operations for the three
           months ended March 31, 1996 and 1995 (Unaudited)               1

         Condensed Consolidated Balance Sheets as of March 31, 1996
           (Unaudited) and December 31, 1995                              2

         Condensed Consolidated Statements of Cash Flows for the three
           months ended March 31, 1996 and 1995 (Unaudited)               3

         Notes to Financial Statements (Unaudited)                        4


Item 2 - Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                      6



                          Part II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders              11

Item 6 - Exhibits and Reports on Form 8-K                                 13

FORM 10-QSB
Part I - Financial Information
Item 1 - Financial Statements

                           HARMONY BROOK, INC.
            Condensed Consolidated Statements of Operations
                               (Unaudited)
                (in thousands, except per share amounts)

                                           Three Months
                                         Ended March 31,
                                       ------------------
                                        1996        1995
                                       ------      ------
Revenues:
  Contracted revenue sharing           $1,398      $1,079
  Bottle sales                            432         409
  Equipment sales                          52          74
                                       ------      ------
                                        1,882       1,562
Cost of revenues:
  Contracted revenue sharing              560         426
  Bottle sales                            282         277
  Equipment sales                          37          52
                                       ------      ------
    Gross profit                        1,003         807

Selling, general and administrative
 expenses:
  Field office                            668         613
  Corporate                               390         398
  Provision for doubtful accounts           3         126
                                       ------      ------
    Operating loss                        (58)       (330)

Other expense - net                       168         126
                                       ------      ------

    Net loss                            ($226)      ($456)
                                       ------      ------
                                       ------      ------

Loss per share                         ($0.03)     ($0.09)
                                       ------      ------
                                       ------      ------

Number of shares used to compute
  per share amounts                     7,791       4,799
                                       ------      ------
                                       ------      ------


           SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS.

FORM 10-QSB
Part I - Financial Information
Item 1 - Financial Statements

                             HARMONY BROOK, INC.
                    Condensed Consolidated Balance Sheets
                                 (Unaudited)
                                (IN THOUSANDS)

                                            March 31, 1996   December 31, 1995
                                            --------------   -----------------
ASSETS
Current assets:
  Cash and cash equivalents                          $770              $1,101
  Accounts receivable, net                          1,139               1,081
  Inventories                                         401                 424
  Other current assets                                 38                  55
                                            --------------   -----------------
    Total current assets                            2,348               2,661

Property and equipment, net                         9,504               9,394
Other assets                                          888                 898
                                            --------------   -----------------
    Total assets                                  $12,740             $12,953
                                            --------------   -----------------
                                            --------------   -----------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt and
    capital lease obligations                        $989                $912
  Accounts payable                                    413                 425
  Accrued expenses                                    322                 355
                                            --------------   -----------------
    Total current liabilities                       1,724               1,692

Long-term debt and capitalized lease obligations,
  less current portion                              3,797               4,043
                                            --------------   -----------------
    Total liabilities                               5,521               5,735

Shareholders' equity:
  Common stock, no par value, 10,000,000 shares
    authorized, 8,045,161 and 7,695,161 issued and
    outstanding at March 31, 1996 and
    December 31, 1995, respectively                11,321              11,091
  Cumulative foreign currency translatio             (421)               (418)
  Accumulated deficit                              (3,681)             (3,455)
                                            --------------   -----------------
    Total shareholders' equity                      7,219               7,218
                                            --------------   -----------------
    Total liabilities and shareholders'           $12,740             $12,953
                                            --------------   -----------------
                                            --------------   -----------------

          SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS.

FORM 10-QSB
Part I - Financial Information
Item 1 - Financial Statements

                              HARMONY BROOK, INC.
               Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                        Three Months
                                                       Ended March 31
                                                     ------------------
                                                      1996        1995
                                                     ------      ------
Cash flows from operating activities:
  Net loss                                           ($226)      ($456)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                      388         276
    Amortization of deferred income                      -         (10)
    Provision for doubtful accounts                      3         126
    Provision for inventory obsolesence                  9           4
    Amortization of discount on note payable             6           6
  Changes in operating assets and liabilities:
    Accounts receivable                                (59)        (28)
    Inventories                                         14          63
    Other current assets                                17           7
    Accounts payable                                   (12)       (123)
    Accrued expenses                                    (9)         (1)
                                                     ------      ------

      Net cash provided (used) in operating
        activities                                     131        (136)
                                                     ------      ------

Cash flows from investing activities:
  Purchase and manufacture of property and equipment  (478)       (821)
  Increase in other assets                             (27)        (13)
                                                     ------      ------

      Net cash used in investing activities           (505)       (834)
                                                     ------      ------

Cash flows from financing activities:
  Proceeds from issuance of long-term debt               -       1,015
  Principal payments on long-term debt and note
    payable, bank and capitalized lease obligations   (174)       (126)
  Net proceeds from sales of common stock              230
                                                     ------      ------

      Net cash provided by financing activities         56         889
                                                     ------      ------

Effect of exchange rate changes on cash                (13)         17
                                                     ------      ------

Net decrease in cash and cash equivalents             (331)        (64)

Cash and cash equivalents at beginning of period     1,101          64
                                                     ------      ------

Cash and cash equivalents at end of period            $770          $0
                                                     ------      ------
                                                     ------      ------

Supplemental cash flow information:
  Cash paid during the quarter for interest charges   $136         $80
                                                     ------      ------
                                                     ------      ------


            SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS.

FORM 10-QSB
Part I - Financial Information
Item 1 - Financial Statements

                            Notes to Financial Statements
                                     (Unaudited)


1.  BASIS OF PRESENTATION

The consolidated financial statements included in this Form 10-QSB have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the financial statements and related footnotes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995, previously filed with the Commission.

The consolidated financial statements presented herein for the three months ended March 31, 1996 and 1995, reflect in the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of financial position and the results of operations for the periods presented. The results of operations for the interim period are not necessarily indicative of the operating results to be expected for the full year.


2.  INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using standard costs, which approximate the first-in, first-out method. Inventories at March 31, 1996 and December 31, 1995 consisted of the following:


                                                     (IN THOUSANDS)

                                            March 31, 1996  December 31, 1995
                                            --------------  -----------------
Bottles                                          $305              $346
Raw materials, expected to be sold to
  customers as equipment sales                     96                78
                                                 ----              ----
    Total                                        $401              $424
                                                 ----              ----
                                                 ----              ----

3. SALES OF COMMON STOCK

On March 7, 1996 the Company closed on sales of 350,000 shares of its common stock. The sale resulted in net proceeds to the Company of approximately $230,000 after offering costs of approximately $32,500.

FORM 10-QSB
Part I - Financial Information
Item 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS - FIRST QUARTER

FIRST QUARTER 1996 COMPARED TO FIRST QUARTER 1995

The following table sets forth, for the periods indicated, certain items in the Company's Condensed Consolidated Statements of Operations as a percentage of total revenues and also shows the percentage change in the dollar amounts of those items from the first quarter of 1995 to the first quarter of 1996.


                                               Three months
                                              ended March 31,
                                          ----------------------      Percentage
                                           1996           1995          Change
                                          ------         ------       ----------
PERCENTAGE OF TOTAL REVENUES:
  Contracted revenue sharing              74.3%          69.1%            30%
  Bottle sales                            22.9           26.2              6
  Equipment sales                          2.8            4.7            (29)
                                         ------         ------
    Total revenues                       100.0%         100.0%            21
                                         ------         ------
                                         ------         ------
  Gross margin                            53.3%          51.7%            24
  Field office S,G&A                      35.5           39.3              9
  Corporate S,G&A                         20.7           25.5             (2)
  Provision for doubtful accounts          0.2            8.0             nm
                                         ------         ------
    Operating expenses                    56.4           72.8             (7)
                                         ------         ------
    Operating loss                        (3.1)         (21.1)            nm
  Other expense, net                       8.9            8.1             25
                                         ------         ------
    Net loss                             (12.0%)        (29.2%)           nm
                                         ------         ------
                                         ------         ------
      nm - not meaningful

GROSS MARGIN PERCENTAGE OF
  RELATED REVENUES:

    Contracted revenue sharing            59.9%          60.5%
    Bottle sales                          34.6%          32.2%
    Equipment sales                       29.8%          29.5%


REVENUES

Total revenues increased 21% in the first quarter of 1996 compared to the first quarter of 1995. These revenues are realized from contracted revenue sharing, bottle sales, and equipment sales.

The increase in contracted revenue sharing, the Company's largest business segment, was related to an increase in the number of gallons of treated water sold by the Company. The increase in the number of gallons of treated water sold is driven both by the increase in the number of customer locations for the Company's installed Harmony Brook-Registered Trademark- Premium Drinking systems and the composite growth of its maturing system portfolio (revenues from domestic customer locations in place at both March 31, 1995 and 1996 grew 11%). At March 31, 1996 the Company had 1,594 customer locations versus 1,476 at March 31, 1994, an increase of eight percent. During the first quarter of 1996 a grocery chain customer disposed of its southern California operations resulting in the removal of 33 customer locations and the elimination of one service route. In addition, the Company decided to close an unprofitable service route in an eastern region resulting in the removal of 16 systems. These 49 removed systems will be refurbished and reinstalled in new customer locations during the remainder of 1996.

Revenues from bottle sales are a composite of field bottle sales and wholesale bottle sales. Field bottle sales increased eight percent from $210,000 in the first quarter of 1995 to $228,000 in the first quarter of 1996. This increase is attributable to the increase in the number of contracted revenue sharing customer locations to which field bottle sales are made. Wholesale bottles increased four percent from $189,000 in the first quarter of 1995 to $196,000 in the first quarter of 1996. In the first month of 1995, a sale of $36,000 was made to a customer which became an uncollectible account during the first quarter of 1995 (this sale was part of the $123,000 one-time bad debt charge recorded in the first quarter of 1995). Adjusting first quarter 1995 wholesale bottle revenues by this $36,000, the comparable revenue increase for the first quarter of 1996 would be 28 percent.

Equipment sales, while contributing incremental revenue, continue to be a lower priority for the Company. Management does not expect a significant contribution from equipment sales in 1996.

GROSS MARGIN

The Company's total gross margin for the first quarter of 1996 increased one percentage point over the first quarter of 1995. The gross margin for both contracted revenue sharing and equipment sales remained essentially unchanged for the first quarters of 1996 and 1995. The gross margin on bottle sales increased three percentage points from the first quarter of 1995 to the first quarter of 1996 due to a shift in product mix towards larger containers that yield a higher margin.

SELLING, GENERAL AND ADMINISTRATIVE (S,G & A) EXPENSES

Field office S,G & A expenses increased at slightly less than half the overall revenue growth rate for the first quarter of 1996 compared to the first quarter of 1995. Management's focus for the foreseeable future is to continuously manage its discretionary expenses and increase market penetration in existing geographic territories versus development of new geographic territories.

Corporate S,G & A expenses decreased due to a reduction in the number of senior managers for the comparable first quarters of 1995 and 1996. The Company intends to continue to manage its corporate discretionary overhead spending closely.

The operating loss in the first quarter of 1996 was $58,000 compared to $330,000 in the first quarter of 1995. In the first quarter of 1995, the Company recorded a one-time charge of $123,000, or $.03 per share, related to an uncollectible account receivable due to insolvency of one of its largest wholesale bottle customers. The Company's comparable operating loss in the first quarter of 1995 after adjusting for this one-time charge was $207,000.

Other expense, consisting primarily of interest expense for both periods presented, increased from the first quarter of 1995 to 1996 due to higher levels of debt financing employed during the first quarter of 1995.

The decrease in the net loss for the first quarter of 1996 compared to the first quarter of 1995 reflected a reduction in the operating loss due to the factors described above and the one-time charge of $123,000 in the first quarter of 1995. These improvements were slightly offset by the increase in interest expense.

MEXICAN SUBSIDIARY

All of the information included in this Form 10-QSB reflect the results and balances of the Company's Mexican Subsidiary unless explicitly stated otherwise. The following table summarizes the Company's Mexican Subsidiary results of operations in U.S. Dollars for the periods presented and the percentage change from the first quarter of 1995 to the first quarter of 1996.


                             First Quarter  First Quarter   Percentage
                                1996           1995           Change
                             -------------  -------------   ----------
Total revenues                     $99,000        $43,000         130%
Operating loss                     $(3,000)      $(43,000)         nm


At March 31, 1996 the subsidiary had 96 customer locations installed compared to 60 at March 31, 1995, an increase of 60 percent. Instability still exists in the Mexican economy, precluding management from devoting significant resources to its Mexican subsidiary at this time. Despite this challenging economic environment, the Company continues to believe in this subsidiary's ability to become a significant contributor to operating profits in future periods.

LIQUIDITY AND CAPITAL RESOURCES

The Company had net cash provided by operating activities of $131,000 in the first quarter of 1996 versus $136,000 of net cash used by operating activities in the first quarter of 1995. The primary contributor to the improvement in net cash provided by operating activities in the first quarter of 1996 was the reduction in the net loss. Also contributing to cash provided by operating activities was increased depreciation in the first quarter of 1996 due primarily to increased revenue sharing volumes. System depreciation is computed under a units of production method based on the number of treated gallons of water sold. Accounts payable also was a significant use of cash in the first quarter of 1995 due to the Company's efforts to reduce its balances owed to vendors resulting from an accounts payable build up in 1994. This situation did not recur in 1995 and was not a factor in the first quarter of 1996.

The Company invested $478,000 in property and equipment in the first quarter of 1996, a decrease of 42 percent from the $821,000 invested in the first quarter of 1995. The investment in the first quarter of 1996 includes $135,000 of equipment purchased pursuant to the exercise of options under sale and leaseback agreements which expired during the quarter. The remaining $343,000 ($478,000 less $135,000) investment consists of both the manufacture of new Harmony Brook-Registered Trademark- Premium Drinking Water systems and the refurbishment of existing systems. The decreased investment in property and equipment was due to the Company's continued efforts to more properly align its investment strategies with its cash flow availability. The Company expects its refurbishing and redeployment activities to result in slightly less cash used in the level of investment in property and equipment in the near term.

On March 11, 1996, the Company sold 350,000 shares of its common stock for approximately $263,000. The net cash received after offering costs was approximately $230,000.

The Company is adhering to its amended growth strategy implemented in mid-1995 to a target revenue growth of twice the market growth rate of the bottled water market, with the bottled water market growth rate estimated at ten percent. Management believes that the slower targeted growth rate will improve the Company's ability to support itself through cash flows from operations and reach profitability earlier than if it pursued aggressive new unit growth and capital investment.

The Company currently does not have any borrowing capacity available under its credit facilities, but the Company believes that the proceeds from the sale of its common stock and restructuring of its debt in late 1995 will provide sufficient capital to fund the Company's current growth strategy through 1996. Management expects, however, that additional interim capital will be required in 1996 to primarily fund a summer cash need caused by the Company's normal seasonal operating cycle. To pay the balance of its converted bridge loan and maintain the Company's current growth strategy, management also believes the Company will need to raise additional financing by early 1997. Management estimates that these additional capital needs would be the last significant financing required under the Company's current growth strategy. While the Company believes it will be able to obtain additional financing, there can be no assurance that such financing will be available or available on terms acceptable to the Company. In the event such financing is not available, the Company has the ability to revise its growth strategy to decrease or eliminate further investment in dispensing equipment which is the primary use of the Company's cash flows.

FORM 10-QSB
Part II - Other Information


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The Company held its annual meeting of shareholders on April 25, 1996. There were 4,509,568 shares present individually or by proxy representing 58.6 percent of the voting stock outstanding.

         (b) Results of the matters submitted to shareholder vote were as follows:

              1. Election of directors. Each of the nominees, Messrs. J.C. Hawley, D.R. Brattain, B.G. Johnson,
                  B.J. McGlynn, D.A. Henderson and G. F. Stofer received at least 4,461,650 votes for.

              2. To approve amending and restating the articles of incorporation to increase the total number of shares authorized to be issued from 10,000,000 to 20,000,000.

                      4,394,225   votes for

                        103,175   votes against

                         12,168   votes abstained

                              0   broker non-votes

              3.  To approve the Company's 1996 Stock Option Plan.

                      4,396,350   votes for

                          73,750  votes against

                          35,468  votes abstained

                           4,000  broker non-votes

              4. To approve the selection of Coopers & Lybrand L.L.P., as independent auditors for the current fiscal year.

                       4,497,768  votes for

                           4,950  votes against

                           6,850  votes abstained

                               0  broker non-votes

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS

              The following exhibits are included with this Quarterly Report on Form 10-QSB (or incorporated by reference) as required by Item 601 of Regulation S-B.

              Exhibit No.    Description                             Page No.
              -----------    -----------                             --------

                     3.1     Articles of Amendment of the Restated
                             Articles of Incorporation of Harmony
                             Brook, Inc.                                 13

                    10.2     1996 Stock Option Plan                      15

                    27.1     Financial Data Schedule                     22

         (b)  REPORTS ON FORM 8-K:

              There were no reports on Frm 8-K filed during the quarter ended March 31, 1996.


                                   SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   HARMONY BROOK, INC.



Date:  May 10, 1995                By:  /s/ James C. Hawley
                                       --------------------------------
                                        James C. Hawley
                                        President