Form 10QSB
period 1996-06-30
HARMONY BROOK INC
filed 1996-08-13
CIK 878208

                  U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

            [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended JUNE 30, 1996

            [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                 EXCHANGE ACT
            For the transition period from __________ to __________

Commission file number 0-21550

                              HARMONY BROOK, INC.
      (Exact name of small business issuer as specified in its charter)

         MINNESOTA                                            41-1648132
(State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                        Identification Number)

                1030 LONE OAK ROAD, SUITE #110, EAGAN, MN  55121
                    (Address of principal executive offices)

                                (612) 681-9000
                         (Issuer's telephone number)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X     No
   ---       ---

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

   Common Stock - 8,045,161 shares, no par, outstanding as of August 9, 1996

                        This document contains 10 pages.

                              HARMONY BROOK, INC.
                                 FORM 10-QSB

                                    Index

                                                                    Page Number

                         Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

       Condensed Consolidated Statements of Operations for the three
        and six months ended June 30, 1996 and 1995 (Unaudited)           1

       Condensed Consolidated Balance Sheets as of June 30, 1996
        (Unaudited) and December 31, 1995                                 2

       Condensed Consolidated Statements of Cash Flows for the three
         and six months ended June 30, 1996 and 1995 (Unaudited)          3

       Notes to Financial Statements (Unaudited)                          4


Item 2 - Management's Discussion and Analysis of Results of
           Operations and Financial Condition                             5


                          Part II - OTHER INFORMATION

Item 4 - Submission of Matter to a Vote of Security Holders               9

Item 6 - Exhibits and Reports on Form 8-K                                10

FORM 10-QSB
Part I - Financial Information
Item 1 - Financial Statements


                              HARMONY BROOK, INC.
                Condensed Consolidated Statements of Operations
                                  (Unaudited)
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 FOR THREE MONTHS    FOR SIX MONTHS ENDED
                                                                   ENDED JUNE 30           JUNE 30
                                                               --------------------  --------------------
                                                                 1996       1995       1996       1995
                                                               ---------  ---------  ---------  ---------
Revenues:
  Contracted revenue sharing                                      $1,498     $1,195     $2,896     $2,274
  Bottle sales                                                       480        490        912        899
  Equipment sales                                                    129         88        181        162
                                                               ---------  ---------  ---------  ---------
                                                                   2,107      1,773      3,989      3,335
Cost of revenues:
  Contracted revenue sharing                                         564        477      1,125        903
  Bottle sales                                                       328        314        610        591
  Equipment sales                                                    102         76        139        128
                                                               ---------  ---------  ---------  ---------
    Gross profit                                                   1,113        906      2,115      1,713

Selling, general and administrative expenses:
  Field office                                                       621        626      1,288      1,239
  Corporate                                                          400        426        790        824
  Provision for doubtful accounts                                      3          3          6        129
  Severance and other special charges                                 --        193         --        193
                                                               ---------  ---------  ---------  ---------
    Operating profit (loss)                                           89       (342)        31       (672)

Other expense, net                                                   162        170        330        296
                                                               ---------  ---------  ---------  ---------
    Net loss                                                       ($73)      ($512)     ($299)     ($968)
                                                               ---------  ---------  ---------  ---------
                                                               ---------  ---------  ---------  ---------
    Loss per share                                                ($0.01)    ($0.10)    ($0.04)    ($0.20)
                                                               ---------  ---------  ---------  ---------
                                                               ---------  ---------  ---------  ---------
Number of shares used to compute per share amounts                 8,045      4,942      7,962      4,871
                                                               ---------  ---------  ---------  ---------
                                                               ---------  ---------  ---------  ---------

           SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS.

FORM 10-QSB
Part I - Financial Information
Item 1 - Financial Statements


                              HARMONY BROOK, INC.
                    Condensed Consolidated Balance Sheets
                                  (Unaudited)
                                 (IN THOUSANDS)

                                                                                  JUNE 30, 1996  DECEMBER 31, 1995
                                                                                  -------------  -----------------
ASSETS
Current assets:
  Cash and cash equivalents                                                           $   404         $ 1,101
  Accounts receivable, net                                                              1,191           1,081
  Inventories, net                                                                        419             424
  Other current assets                                                                     34              55
                                                                                      --------        -------
    Total current assets                                                                2,048           2,661

Property and equipment, net                                                             9,421           9,394
Other assets                                                                              853             898
                                                                                      --------        -------
    Total assets                                                                      $12,322         $12,953
                                                                                      --------        -------
                                                                                      --------        -------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt and
    capital lease obligations                                                         $ 1,065         $   912
  Accounts payable                                                                        301             425
  Accrued expenses                                                                        346             355
                                                                                      --------        -------
    Total current liabilities                                                           1,712           1,692

Long-term debt and capitalized lease obligations,
    less current portion                                                                3,460           4,043
                                                                                      --------        -------
    Total liabilities                                                                   5,172           5,735
Shareholders' equity:
  Common stock, no par value, 20,000 shares
    authorized, 8,045 and 7,695 issued and
    outstanding at June 30, 1996 and
    December 31, 1995, respectively                                                    11,321          11,091
  Cumulative foreign currency translation adjustments                                    (417)           (418)
  Accumulated deficit                                                                  (3,754)         (3,455)
                                                                                      --------        -------
    Total shareholders' equity                                                          7,150           7,218
                                                                                      --------        -------
    Total liabilities and shareholders' equity                                        $12,322         $12,953
                                                                                      --------        -------
                                                                                      --------        -------

           SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS.

Form 10-QSB
Part I - Financial Information
Item 1 - Financial Statements


                              HARMONY BROOK, INC.
               Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                                 (IN THOUSANDS)


                                                                     FOR THREE MONTHS     FOR SIX MONTHS ENDED
                                                                       ENDED JUNE 30            JUNE 30
                                                                    --------------------  --------------------
                                                                      1996       1995       1996       1995
                                                                    ---------  ---------  ---------  ---------
Cash flows from operating activities:
  Net loss                                                             ($73)     ($512)     ($299)     ($968)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization                                       348        359        735        635
    Amortization of deferred income                                      --        (10)        --        (20)
    Provision for doubtful accounts                                       3          3          6        129
    Provision for inventory obsolescence                                  8         38         17         42
    Amortization of discount on note payable                              6          6         12         12
  Changes in operating assets and liabilities:
    Accounts receivable                                                 (56)       (78)      (115)      (106)
    Inventories                                                         (26)       (11)       (12)        52
    Other current assets                                                  3         47         21         54
    Accounts payable                                                   (111)      (133)      (124)      (256)
    Accrued expenses                                                     29         75         21         74
                                                                      -----     ------     ------    -------
      Net cash provided (used) in operating activities                  131       (216)       262       (352)
                                                                      -----     ------     ------    -------
Cash flows from investing activities:
  Purchase and manufacture of property and equipment                   (242)      (546)      (719)    (1,366)
  Increase in other assets                                               (1)        (4)       (29)       (18)
                                                                      -----     ------     ------    -------
      Net cash used in investing activities                            (243)      (550)      (748)    (1,384)
                                                                      -----     ------     ------    -------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt                               --        974         --      1,989
  Principal payments on long-term debt and note payable,
   bank and capitalized lease obligations                              (267)      (191)      (441)      (317)
  Net proceeds from sales of common stock                                --         --        230         --
                                                                      -----     ------     ------    -------
      Net cash provided (used) by financing activities                 (267)       783       (211)     1,672
                                                                      -----     ------     ------    -------
Effect of exchange rate changes on cash                                  13         (3)        --         14
                                                                      -----     ------     ------    -------
Net increase (decrease) in cash and cash equivalents                   (366)        14       (697)       (50)
Cash and cash equivalents at beginning of period                        770         --      1,101         64
                                                                      -----     ------     ------    -------
Cash and cash equivalents at end of period                            $ 404     $   14     $  404    $    14
                                                                      -----     ------     ------    -------
                                                                      -----     ------     ------    -------
Supplemental cash flow information:
  Cash paid for interest charges                                      $ 162     $  165     $  297    $   245
                                                                      -----     ------     ------    -------
                                                                      -----     ------     ------    -------

           SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS.

FORM 10-QSB
Part I - Financial Information
Item 1 - Financial Statements

                         Notes to Financial Statements
                                  (Unaudited)

1.  BASIS OF PRESENTATION

The condensed consolidated financial statements included in this Form 10-QSB have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the financial statements and related footnotes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995, previously filed with the Commission.

The condensed consolidated financial statements presented herein for the three months and six months ended June 30, 1996 and 1995, reflect in the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of financial position and the results of operations for the periods presented. The results of operations for the interim period are not necessarily indicative of the operating results to be expected for the full year.

2.  INVENTORIES, NET

Inventories are stated at the lower of cost or market. Cost is determined using standard costs, which approximate the first-in, first-out method. Inventories at June 30, 1996 and December 31, 1995 consisted of the following:


                                                     (IN THOUSANDS)

                                             June 30, 1996   December 31, 1995
                                             -------------   -----------------
    Bottles                                      $317               $346
    Raw materials, expected to be sold to
      customers as equipment sales                102                 78
                                                 ----               ----
         Total                                   $419               $424
                                                 ----               ----
                                                 ----               ----

FORM 10-QSB
Part I - Financial Information
Item 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition


RESULTS OF OPERATIONS - SECOND QUARTER AND FIRST SIX MONTHS

REVENUES

Revenues for the second quarter ended June 30, 1996 were $2,107,000 compared with revenues of $1,773,000 for the quarter ended June 30, 1995, an increase of 19 percent. For the first six months of 1996, revenues were $3,989,000, an increase of 20 percent over revenues of $3,335,000 reported for the first six months of 1995.

Contracted revenue sharing sales for the second quarter of 1996 were $1,498,000. This represented a 25 percent increase over the prior year's second quarter contracted revenue sharing sales of $1,195,000. For the first six months of 1996, contracted revenue sharing sales were $2,896,000 versus $2,274,000 for the comparable period of 1995, an increase of 27 percent. These revenue increases represented an increase in the number of gallons of treated water sold by the Company. The increase in the number of gallons of treated water sold is driven both by the increase in the number of customer locations for the Company's installed Harmony Brook-Registered Trademark-Premium Drinking Water systems and the composite growth of its maturing system portfolio. At June 30, 1996 the Company had 1,529 domestic customer locations installed, compared with 1,429 at June 30, 1995. In addition, the Company had 103 customer locations installed in Mexico at June 30, 1996 compared with 72 customer locations at June 30, 1995. The total customer locations at June 30, 1996 was 1,632 compared with 1,501 customer locations at June 30, 1995, a nine percent increase. Domestic revenues for customer locations in place at both June 30, 1996 and 1995 grew 11 percent for the first six months, while the increase in retail gallons dispensed increased 17 percent. This variation was due to volume related pricing and competitive factors in certain markets.

Bottle sales decreased two percent in the second quarter of 1996 to $480,000 from $490,000 for the comparable second quarter of 1995. Conversely, bottle sales increased one percent for the first six months of 1996 to $912,000 compared to $899,000 in the first six months of 1995. Bottle sales are recognized from two different classes of customers, those customers who purchase bottles in conjunction with having one of the Company's Harmony Brook-Registered Trademark- Premium Drinking Water systems installed (Premium Bottle Sales) and all other customers who purchase bottles typically on a wholesale basis (Wholesale Bottle Sales). Premium Bottle Sales increased five percent in the comparable second quarters from $265,000 in 1995 to $277,000 in 1996. In the first six months Premium Bottle Sales increased six percent from $485,000 in 1995 to $513,000 in 1996. Wholesale Bottle Sales decreased by ten percent in the second quarter ($225,000 in 1995 to $203,000 in 1996) and four percent in the first six months ($414,000 in

1995 to $399,000 in 1996). Wholesale bottle sales have been difficult for the Company to grow due to a number of issues including a lack of Company resources to aggressively pursue new customers and a lack of predictability and loyalty in the customer base which is characteristic of the entire market. Management expects, despite efforts to continue to build a broader customer base, Wholesale Bottle Sales for 1996 to approximate 1995's performance.

Equipment sales, while contributing incremental revenue, continue to be a lower priority for the Company. Management does not expect a significant contribution from equipment sales in 1996.

GROSS MARGIN

The Company's total gross margin for the second quarter and first six months of 1996 was 53 percent of revenues compared with 51 percent of revenues for the second quarter and first six months of 1995. These increases reflected a larger portion of revenues derived from contracted revenue sharing for the comparable periods presented.

The gross margin for contracted revenue sharing for the second quarter of 1996 was 62 percent of related revenues and 61 percent of related revenues for the first six months of 1996. The comparable gross margins for 1995 were 60 percent of related revenues for both the second quarter and first six months. This slight improvement in gross margin is attributable to greater coverage of certain fixed costs included in contract revenue sharing cost of sales.

The gross margins for bottle sales were 32 percent of related revenues in the second quarter of 1996 and 33 percent of related revenues in the first six months of 1996. These margins compare to 36 percent of related revenues in the second quarter of 1995 and 34 percent of related revenues in the first six months of 1995. While the raw materials used to manufacture bottles have experienced significant price increases which have been passed on to the Company, the primary reason for the decline in the bottle sales gross margin is product mix. Gross margins on bottle sales vary from five to 45 percent of sales depending on the style and quantities of bottles sold.

The gross margin for equipment sales was 21 percent of related revenues in the second quarter of 1996 compared to 14 percent of related revenues in the second quarter of 1995. For the first six months of 1996 the gross margin for equipment sales was 24 percent of related revenues compared to 21 percent of related revenues for the first six months of 1995. The margins for equipment sales reflect the mix of sales between complete systems sold (typically a lower margin) versus sales of service parts (typically a higher margin).

SELLING, GENERAL AND ADMINISTRATIVE (S,G & A) EXPENSES

Field office S,G & A expenses were $621,000 in the second quarter of 1996, a one percent decrease from field office expense of $626,000 in the comparable second quarter of 1995. For the first six months of 1996 and 1995 field office expenses were $1,288,000 and $1,239,000, respectively, an increase of four percent.

Corporate S,G & A expenses were $400,000 in the second quarter of 1996, a six percent decrease from $426,000 in the second quarter of 1995. For the first six months of 1996 corporate S,G & A expenses were $790,000 compared to $824,000 in the first six months of 1995, a four percent decrease.

The second quarter and first six month trends in S,G & A expenses reflect management's continued emphasis on closely managing its discretionary expenses. Management will continue its strategy to manage its discretionary expenses, increase market penetration, and invest in field personnel in existing geographic territories versus development of new geographic territories for the foreseeable future.

During the second quarter of 1995 the Company recorded $193,000, or $.04 per share, of officer severance and other special charges. For the first six months of 1995 the company had $316,000, or $.06 per share, of one-time charges related to an uncollectible accounts receivable, officer severance and other special charges.

1996 OPERATING PROFIT

In the second quarter of 1996 the Company reported an $89,000 operating profit compared to a $342,000 operating loss in the second quarter of 1995. In addition, the Company reported an operating profit of $31,000 in the first six months of 1996 compared to an operating loss of $672,000 in the first six months of 1995. This is the first reporting of operating profits for both the second quarter and the first six months in the Company's history. The only other quarter which reported operating profits was the third quarter of 1995.

Without the one-time charges recorded in the second quarter and first six months of 1995, the comparable operating losses would be $149,000 for the second quarter of 1995 and $356,000 for the first six months of 1995.

NET LOSS

Due to the high levels of debt financing maintained by the Company, a net loss was reported for the second quarter and first six months of 1996. Other expense, the only line item between operating profit (loss) and net loss, consisted primarily of net interest expense for all periods presented. The comparable net loss amounts, excluding the one time charges recorded in the second quarter and first six months of 1995, were $73,000 in the second quarter of 1996 versus $319,000 in the second quarter of 1995, and $299,000 in the first six months of 1996 versus $652,000 in the first six months of 1995.

MEXICAN SUBSIDIARY

All of the information included in this Form 10-QSB reflect the results and balances of the Company's Mexican Subsidiary unless explicitly stated otherwise. The following table summarizes the Company's Mexican Subsidiary results of operations in U.S. Dollars for the periods presented and the percentage change.

                            Second    Second
                            Quarter   Quarter    Percentage    First Six    First Six    Percentage
                             1996      1995        Change     Months 1996  Months 1995     Change
- -----------------------------------------------------------------------------------------------------
Total Revenues            $134,000    $76,000       76%         $233,000     $124,000       88%
- -----------------------------------------------------------------------------------------------------
Operating Profit (loss)   $ 13,000   ($17,000)      nm          $  9,000    ($ 60,000)      nm
- -----------------------------------------------------------------------------------------------------

nm = not meaningful


LIQUIDITY AND CAPITAL RESOURCES

The Company had net cash provided by operating activities of $131,000 in the second quarter of 1996 compared to $216,000 of net cash used by operating activities in the second quarter of 1995. In the first six months of 1996 the Company had $262,000 of net cash provided by operations compared to $352,000 of net cash used by operations in the first six months of 1995. The primary contributor to the improvement in net cash provided by operating activities in both the second quarter and first six months of 1996 was the reduction in the net loss. Cumulative changes in all other operating activity areas were small compared to the changes in the net loss for all periods presented.

The Company invested $242,000 in property and equipment in the second quarter of 1996, a decrease of 56 percent from the $546,000 invested in the second quarter of 1995. For the first six months of 1996 the Company invested $719,000 in property and equipment compared to $1,366,000 invested in the first six months of 1995, a 47 percent decrease. The investment in property and equipment for all periods presented consisted primarily of both the manufacture of new Harmony Brook-Registered Trademark-Premium Drinking Water systems and the refurbishment of existing systems. The decreased investment in property and equipment for both the second quarter and first six months of 1996 was due to the Company's continued efforts to more properly align its investment strategies with its cash flow availability.

The Company is adhering to its amended growth strategy implemented in mid-1995 to a targeted revenue growth of twice the market growth rate of the bottled water market, with the bottled water market growth rate estimated at ten percent. Management believes that the slower targeted growth rate will improve the Company's ability to support itself through cash flows from operations and reach profitability earlier than if it pursued aggressive new unit growth.

The Company currently does not have any borrowing capacity available under its credit facilities, but the Company believes that the proceeds from the sales of its common stock and restructuring of its debt in late 1995 will provide sufficient capital to fund the Company's current growth strategy through 1996. To pay the balance of the Company's converted bridge loan and maintain the current growth strategy, management believes the Company will need to raise additional financing by early 1997. Management estimates that these additional capital needs will be the last significant financing required under the Company's current growth strategy. While the Company believes it will be able to obtain additional financing, there can be no assurance that such financing will be available or available on terms acceptable to the Company. In the event such financing is not available, the Company has the ability to revise its growth strategy to decrease or eliminate further investment in dispensing equipment which is the primary use of the Company's cash flows.

FORWARD LOOKING STATEMENTS

In addition to the historical information contained herein, the foregoing discussion includes forward looking statements that involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: changes in growth in the treated water and specialty beverage industry; the condition of the general economy; competitive factors such as aggressive pricing by regional competitors and entry of well capitalized competitors into territories served by the Company; increased local, state or federal regulation of the treated water industry; changes in product mix; increases in the raw material costs related to the Company's bottle business; and the risk factors listed from time to time in the Company's reports filed with the Securities and Exchange Commission.

FORM 10-QSB
Part II - Other Information


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              The information required to be included in this item, with respect to the annual meeting of shareholders which was held on April 25, 1996, was reported in the Company's quarterly report on Form 10-QSB for the quarter ended March 31, 1996, previously filed with the Commission.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

          (A)  EXHIBITS

               The following exhibit is included with this Quarterly Report on Form 10-QSB as required by Item 601 of Regulation S-B.

               Exhibit No.       Description                          Page No.
               -----------       -----------                          --------

                   27.1          Financial Data Schedule                 12


          (B)  REPORTS ON FORM 8-K:

               There were no reports on Form 8-K filed during the quarter ended June 30, 1996.



                                   SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         HARMONY BROOK, INC.

Date:  August 9, 1996                    By:   /s/  James C. Hawley
                                            ----------------------------
                                                    James C. Hawley
                                                    President