Form 10QSB
period 1996-09-30
HARMONY BROOK INC
filed 1996-11-13
CIK 878208

                       U. S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                     FORM 10-QSB

                [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended September 30, 1996

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
   Yes  X    No
       ----      ----

       State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     Common Stock - 8,045,161 shares, no par, outstanding as of November 8, 1996

                           This document contains 10 pages

                                 HARMONY BROOK, INC.
                                     FORM 10-QSB

                                        Index



                                                                     Page Number

                            Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

     Condensed Consolidated Statements of Operations for the three
       and nine months ended September 30, 1996 and 1995 (Unaudited)      1

     Condensed Consolidated Balance Sheets as of September 30, 1996
       (Unaudited) and December 31, 1995                                  2

     Condensed Consolidated Statements of Cash Flows for the three
       and nine months ended September 30, 1996 and 1995 (Unaudited)      3

     Notes to Condensed Consolidated Financial Statements (Unaudited)     4


Item 2 - Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                     6



                             Part II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K                                12

FORM 10-QSB
Part I - Financial Information
Item 1 - Financial Statements

                              HARMONY BROOK, INC.
                Condensed Consolidated Statements of Operations
                                 (Unaudited)
                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                      For Three Months        For Nine Months
                                     Ended September 30      Ended September 30
                                    ---------------------   --------------------
                                      1996        1995        1996        1995
                                    ---------   ---------   --------    --------
Revenues:

  Contracted revenue sharing          $1,631     $1,443       $4,527     $3,717
  Bottle and accessories sales           618        494        1,529      1,393
  Equipment sales                         39        131          221        293
                                    ---------   ---------   --------    -------

                                       2,288      2,068        6,277      5,403
Cost of revenues:
  Contracted revenue sharing             604        563        1,729      1,466
  Bottle and accessories sales           409        316        1,019        907
  Equipment sales                         25        108          163        236
                                    ---------   ---------   --------   --------

    Gross profit                       1,250      1,081        3,366      2,794

Selling, general and
 administrative  expenses:
  Field office                           654        680        1,943      1,919
  Corporate                              425        361        1,215      1,185
  Provision for doubtful accounts          3          3            9        132
  Severence and other
   special charges                         -          -            -        193
                                    ---------   ---------   --------   --------
    Operating income (loss)              168         37          199       (635)

Other expense - net                      151        193          481        488
                                    ---------   ---------   --------   --------
    Net income (loss)                    $17      ($156)       ($282)   ($1,123)
                                    ---------   ---------   --------   --------
                                    ---------   ---------   --------   --------
    Net income (loss) per share        $0.00     ($0.03)      ($0.04)    ($0.23)
                                    ---------   ---------   --------   --------
                                    ---------   ---------   --------   --------
Number of shares used to compute
  per share amounts                    8,045      4,962        7,961      4,902
                                    ---------   ---------   --------   --------
                                    ---------   ---------   --------   --------


             SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS.

FORM 10-QSB
Part I - Financial Information
Item 1 - Financial Statements

                                 HARMONY BROOK, INC.
                        Condensed Consolidated Balance Sheets
                                     (Unaudited)
                                    (IN THOUSANDS)

                                              September 30,     December 31,
                                                  1996              1995
                                             ---------------   ---------------
ASSETS
Current assets:
          Cash and cash equivalents            $   431              $ 1,101
          Accounts receivable, net               1,218                1,081
          Inventories                              486                  424
          Other current assets                      38                   55
                                             ---------------   ---------------
           Total current assets                  2,173                2,661

Property and equipment, net                      9,347                9,394
Other assets                                       819                  898
                                             ---------------   ---------------

           Total assets                        $12,339              $12,953
                                             ---------------   ---------------
                                             ---------------   ---------------


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
          Current portion of long-term
           debt and capital lease
           obligations                          $1,759                 $912
          Accounts payable                         525                  425
          Accrued expenses                         316                  355
          Deferred income                           10                    -
                                             ---------------   ---------------
           Total current liabilities             2,610                1,692

Long-term debt and capitalized lease
 obligations,
          less current portion                   2,526                4,043
          Deferred income, less current
          portion                                   38                    -
                                             ---------------   ---------------
           Total liabilities                     5,174                5,735

Shareholders' equity:
        Common stock, no par value, 20,000
         shares authorized, 8,045 and 7,695
         issued and outstanding at September
         30, 1996 and December 31, 1995,
         respectively                           11,321               11,091
        Cumulative foreign currency
         translation adjustments                  (419)                (418)
        Accumulated deficit                     (3,737)              (3,455)
                                             ---------------   ---------------
           Total shareholders' equity            7,165                7,218
                                             ---------------   ---------------
           Total liabilities and
            shareholders' equity               $12,339               $12,953
                                             ---------------   ---------------
                                             ---------------   ---------------


            SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS

FORM 10-QSB
Part I - Financial Information
Item 1 - Financial Statements

                            HARMONY BROOK, INC.
            Condensed Consolidated Statements of Cash Flows
                              (Unaudited)
                            (IN THOUSANDS)


                                         For Three Months      For Nine Months
                                        Ended September 30    Ended September 30
                                        ------------------    ------------------
                                          1996      1995       1996       1995
                                        -------   --------    -------    -------

Cash flows from operating activities:
 Net income (loss)                         $17    ($156)       ($282)   ($1,123)
 Adjustments to reconcile net loss
 to net cash used in
 operating activities:
   Gain on disposal of assets               (6)       -           (6)        -
  Depreciation and amortization            371      343        1,107        979
  Amortization of deferred income           (2)     (10)          (2)       (31)
  Provision for doubtful accounts            3        3            9        132
  Provision for inventory obsolesence        7        5           24         47
  Amortization of discount on
    note payable                             6        6           18         18
 Changes in operating assets
 and liabilities:
  Accounts receivable                      (30)    (178)        (145)      (284)
  Inventories                              (74)     (21)         (86)        32
  Other current assets                      (4)     (23)          17         31
  Accounts payable                          22      444          100       (213)
  Accrued expenses                         (35)     (65)         (15)         8
                                        -------   --------    -------    -------
   Net cash provided (used) in
    operating activities                   477      (52)         739       (404)
                                        -------   --------    -------    -------
Cash flows from investing activities:
   Purchase and manufacture of
    property and equipment                (245)    (257)        (964)    (1,623)
   Increase in other assets                 (4)     (16)         (33)       (34)
                                        -------   --------    -------    -------
     Net cash used in investing
      activities                          (249)    (273)        (997)    (1,657)
                                        -------   --------    -------    -------
Cash flows from financing activities:
  Proceeds from issuance of
   long-term debt                            -      385            -      2,374
  Principal payments on long-term debt
    and note payable, bank and
    capitalized lease obligations         (247)     (72)        (688)      (389)
  Net proceeds from sales of
   common stock                              -        -          230          -
  Net proceeds from sale/leaseback
   transaction                              50        -           50          -
                                        -------   --------    -------    -------
   Net cash (used) provided by
    financing activities                  (197)     313         (408)     1,985
                                        -------   --------    -------    -------
Effect of exchange rate changes
 on cash                                    (4)      (1)          (4)        12
                                        -------   --------    -------    -------
Net increase (decrease) in cash and
 cash equivalents                           27      (13)        (670)       (64)
Cash and cash equivalents at
  beginning of period                      404       13        1,101         64
                                        -------   --------    -------    -------
Cash and cash equivalents at
 end of period                            $431        -         $431          -
                                        -------   --------    -------    -------
                                        -------   --------    -------    -------
Supplemental cash flow information:
    Cash paid for interest                $156     $175         $453        $420
                                        -------   --------    -------    -------
                                        -------   --------    -------    -------


               SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS.

FORM 10-QSB
Part I - Financial Information
Item 1 - Financial Statements

                 Notes to Condensed Consolidated Financial Statements
                                     (Unaudited)


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

The consolidated financial statements presented herein for the three months and nine months ended September 30, 1996 and 1995, reflect in the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of financial position and the results of operations for the periods presented. The results of operations for the interim period are not necessarily indicative of the operating results to be expected for the full year.


2.  INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using standard costs, which approximate the first-in, first-out method. Inventories at September 30, 1996 and December 31, 1995 consisted of the following:

                                               (IN THOUSANDS)


                                             September 30,     December 31,
                                                 1996              1995
                                             -------------     ------------

 Bottles                                         $338              $346
 Raw materials, expected to be sold to
  customers as equipment sales                    148                78
                                                 ----              ----
         Total                                   $486              $424
                                                 ----              ----
                                                 ----              ----

 3.  SALE-LEASEBACK TRANSACTION

During the third quarter of 1996 the Company entered into a sale-leaseback agreement with a shareholder for dispensing equipment. Under terms of the agreement, 10 systems were sold for $63,450 and were leased back by the Company pursuant to five-year operating leases for placement and operation in supermarkets. The lease requires a monthly payment of $138 per system and requires the Company to service and maintain the equipment. In addition, the Company has the option to purchase the equipment at the end of the lease term for its fair market value. Deferred income is being amortized to reduce rent expense on a straight-line basis over the lease term.

Form 10-QSB
Item 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition



RESULTS OF OPERATIONS - THIRD QUARTER AND FIRST NINE MONTHS


REVENUES

Revenues for the third quarter ended September 30, 1996 were $2,288,000 compared with revenues of $2,068,000 for the third quarter ended September 30, 1995, an increase of 11 percent. For the first nine months of 1996, revenues were $6,277,000, an increase of 16 percent over revenues of $5,403,000 reported for the first nine months of 1995.

Contracted revenue sharing sales for the third quarter of 1996 were $1,631,000. This represented a 13 percent increase over the prior year's third quarter contracted revenue sharing sales of $1,443,000. For the first nine months of 1996, contracted revenue sharing sales were $4,527,000 versus $3,717,000 for the comparable period of 1995, an increase of 22 percent. These revenue increases represented an increase in the number of gallons of treated water sold by the Company. The increase in the number of gallons of treated water sold is driven both by the composite growth of the Company's maturing system portfolio and the increase in the number of customer locations for installed Harmony Brook-Registered Trademark- Premium Drinking Water systems.

At September 30, 1996 the Company had 1,561 domestic customer locations installed, compared with 1,455 at September 30, 1995. In addition, the Company had 106 customer locations installed in Mexico at September 30, 1996 compared with 77 customer locations at September 30, 1995. The total customer locations at September 30, 1996 was 1,667 compared with 1,532 customer locations at September 30, 1995, a nine percent increase. Domestic revenues for customer locations in place at both September 30, 1996 and 1995 grew eight percent, while the increase in retail gallons dispensed increased 13 percent, with the variation due to volume related pricing and competitive factors in certain markets. By comparison, bottled water sales through U.S. supermarkets grew at seven to eight percent in 1995, according to recently available market data.

Bottle and accessory sales increased 25 percent in the third quarter of 1996 to $618,000 from $494,000 for the comparable third quarter of 1995. For the first nine months of 1996 bottle sales increased 10 percent to $1,529,000 compared to $1,393,000 in the first nine months of 1995. Bottle sales are recognized from two different classes of customers, those customers who purchase bottles and accessories in conjunction with having one of the Company's Harmony Brook-Registered Trademark- Premium Drinking Water systems installed (Premium Bottle Sales) and all other customers who purchase bottles typically on a wholesale basis (Wholesale Bottle Sales). Premium Bottle Sales increased 15 percent in the comparable third quarters from $293,000 in 1995 to $336,000 in 1996. In the first nine months Premium Bottle Sales increased nine percent from $778,000 in 1995 to $848,000 in 1996. Wholesale Bottle Sales increased 40 percent in the third quarter ($201,000 in 1995 to $282,000 in 1996) and 11 percent in the first nine months ($615,000 in 1995 to $681,000 in 1996). Management expects Wholesale Bottle Sales for 1996 to approximate 1995's performance.

Equipment sales, while contributing incremental revenue, continue to be a lower priority for the Company. Management does not expect a significant contribution from equipment sales in 1996.


GROSS MARGIN

The Company's total gross margin for the third quarter and first nine months of 1996 was 55 and 54 percent of revenues, respectively, compared with 52 percent of revenues for the third quarter and first nine months of 1995. These increases reflected a larger portion of revenues derived from contracted revenue sharing for the comparable periods presented.

The gross margin for contracted revenue sharing for the third quarter of 1996 was 63 percent of related revenues and 62 percent of related revenues for the first nine months of 1996. The comparable gross margins for 1995 were 61 percent of related revenues for both the third quarter and first nine months. This slight improvement in gross margin is attributable to greater coverage of certain fixed costs included in contracted revenue sharing cost of sales.

The gross margins for bottle sales were 34 percent of related revenues in the third quarter of 1996 and 33 percent of related revenues in the first nine months of 1996. These margins compare to 36 percent of related revenues in the third quarter of 1995 and 35 percent of related revenues in the first nine months of 1995. While the raw materials used to manufacture bottles have experienced significant price increases which have been passed on to the Company, the primary reason for the decline in the bottle sales gross margin is product mix. Gross margins on bottle sales vary from five to 45 percent of sales depending on the style and quantities of bottles sold.

The gross margin for equipment sales was 37 percent of related revenues in the third quarter of 1996 compared to 18 percent of related revenues in the third quarter of 1995. For the first nine months of 1996 the gross margin for equipment sales was 26 percent of related revenues compared to 20 percent of related revenues for the first nine months of 1995. The margins for equipment sales reflect the mix of sales between complete systems sold (typically a lower margin) versus sales of service parts (typically a higher margin). During the third quarter of 1996 the Company's equipment sales consisted primarily of service parts.


SELLING, GENERAL AND ADMINISTRATIVE (S,G & A) EXPENSES

Field office S,G & A expenses were $654,000 in the third quarter of 1996, a four percent decrease from field office expense of $680,000 in the comparable third quarter of 1995. For the first nine months of 1996 and 1995 field office expenses were $1,943,000 and $1,919,000, respectively, an increase of one percent. Management will continue its strategy to manage its discretionary expenses, increase market penetration, and invest in field personnel in existing geographic territories versus development of new geographic territories for the foreseeable future.

Corporate S,G & A expenses were $425,000 in the third quarter of 1996, an 18 percent increase from corporate expenses of $361,000 in the third quarter of 1995. For the first nine months of 1996 corporate S,G & A expenses were $1,215,000 compared to $1,185,000 in the first nine months of 1995, a three percent increase. The increases in corporate S,G & A expenses for all periods presented are primarily driven by the Company's wholly-owned Mexican subsidiary. The Mexican subsidiary has made growth related additions to its corporate staff during 1996 plus the general Mexican economy is inflationary which has increased wages, rents, utilities, fuels and various other expenses necessary to operate the business.

During the first nine months of 1995 the Company recorded $316,000, or $.06 per share, of one-time charges related to an uncollectible accounts receivable, officer severance and other special charges.


1996 OPERATING INCOME

In the third quarter of 1996 the Company reported operating income of $168,000 compared to $37,000 of operating income in the third quarter of 1995. In addition, the Company reported operating income of $199,000 in the first nine months of 1996 compared to an operating loss of $635,000 in the first nine months of 1995. This is the first reporting of operating income for the first nine months in the Company's history.

Giving effect to the one-time charges recorded in the first nine months of 1995, the comparable operating loss would have been $319,000 for the first nine months of 1995.


THIRD QUARTER NET INCOME AND FIRST NINE MONTHS NET LOSS

The Company reported $17,000 of net income in the third quarter of 1996 compared to a $156,000 net loss in the third quarter of 1995. The net income in the third quarter of 1996 is the first reported quarterly net income in the Company's history. The third quarter is historically the Company's strongest quarter due to the seasonality of the Company's overall business. Both the fourth and the first quarters are historically the weakest, again due to the seasonality of the Company's business. The seasonality of the Company's business means continued net income can not be assured at this time.

Due to the Company's past high levels of debt financing, a net loss was reported in the first nine months of 1996. Other expense, the only line item between operating income (loss) and net income (loss), consisted primarily of net interest expense for all periods presented. The comparable net loss amounts after adjusting for the one-time charges in 1995 are $282,000 in the first nine months of 1996 versus $807,000 in the first nine months of 1995.

MEXICAN SUBSIDIARY

All of the information included in this Form 10-QSB includes the results and balances of the Company's Mexican Subsidiary unless explicitly stated otherwise. The following table summarizes the Company's Mexican Subsidiary results of operations in U.S. Dollars for the periods presented and the percentage change.

                  Third    Third              First Nine  First Nine
                 Quarter  Quarter  Percentage   Months      Months    Percentage
                  1996     1995      Change      1996        1995       Change
                --------  -------  ---------- ----------  ----------  ----------
Total revenues  $135,000  $78,000     73%      $368,000     $202,000      82%
                --------  -------  ---------- ----------  ----------  ----------
Operating
 income (loss)   ($4,000)($16,000)    nm         $6,000     ($76,000)     nm
                --------  -------  ---------- ----------  ----------  ----------

NM=NOT MEANINGFUL

 The Mexican economy is currently experiencing increased unemployment, inflation and other economic and political influences which affect the Mexican New Peso exchange rate. Management expects the exchange rate to weaken in future periods, but does not expect the weakening exchange rate to have a material impact on the Company's consolidated financial position or results from operations.


LIQUIDITY AND CAPITAL RESOURCES

    The Company had net cash provided by operating activities of $477,000 in the third quarter of 1996 compared to $52,000 of net cash used by operating activities in the third quarter of 1995. In the first nine months of 1996 the Company had $739,000 of net cash provided by operations compared to $404,000 of net cash used by operations in the first nine months of 1995.
The primary contributor to the improvement in net cash provided by operating activities in both the third quarter and first nine months of 1996 was the reduction in the net loss. Following the reduction in the net loss, accounts receivable and accounts payable changes are the next largest contributors to net cash provided by operations. The accounts receivable contribution is due to better management of the credit and collection functions while the accounts payable contribution is primarily due to larger balances owed to bottle suppliers as a result of increased bottle sales activity in the third quarter of 1996. Cumulative changes in all other operating activity areas are small compared to the changes in the net loss, accounts receivable and accounts payable for all periods presented.

   The Company invested $245,000 in property and equipment in the third quarter of 1996, a decrease of five percent from the $257,000 invested in the third quarter of 1995. For the first nine months of 1996 the Company invested $964,000 in property and equipment compared to $1,623,000 invested in the first nine months of 1995, a 41 percent decrease. The investment in property and equipment for all periods presented consisted primarily of both the manufacture of new Harmony Brook-Registered Trademark- Premium Drinking Water systems and the refurbishment of existing systems. The decreased investment in property and equipment for both the third quarter and first nine months of 1996 was due to the Company's continued efforts to more properly align its investment strategies with its cash flow availability.

    The Company is adhering to its amended growth strategy implemented in mid-1995 to a targeted revenue growth of twice the market growth rate of the bottled water market. As mentioned earlier under "Revenues", recently available market data indicates bottled water sales through U.S. supermarkets (which is the vast majority of the Company's customers) grew at seven to eight percent in 1995. Management believes that a slower targeted growth rate will improve the Company's ability to support itself through cash flows from operations and reach profitability earlier than if it pursued aggressive new unit growth.

   In September 1997 a balloon payment of approximately $635,000 will be due to the Company's bank lender under a term loan agreement (converted bridge loan) entered into in November 1995. Accordingly, the entire principal balance, including the balloon portion, was reclassified to current liabilities under generally accepted accounting principles (GAAP) in the third quarter of 1996. As a result, the Company's working capital at
September 30, 1996 is a negative $437,000.    The Company must either
renegotiate this balloon payment on its converted bridge loan or raise additional capital to specifically pay the obligation by September 1997, as management does not expect to generate the funds from operations to satisfy this debt.

     The Company anticipates it will violate at least one financial loan covenant with its bank lender during the fourth quarter of 1996. This could result in the bank lender demanding full or accelerated payment of its principal. Due to this potential demand for payment in full of the Company's debt to this bank lender, the entire principal balance could be classified as a current liability under GAAP, further weakening the Company's working capital position. Management expects the bank lender to waive any such covenant violations and refrain from demanding full or accelerated payment of these obligations. No formal waiver agreements with the bank lender exist at this time and there are no assurances that any waivers will be given, or that any accelerated demands for payment other than payments due under normal terms, will be exercised by the bank lender.

    The Company currently does not have any borrowing capacity available under its credit facilities. To pay the balance of the Company's converted bridge loan and maintain the current growth strategy, management believes the Company will need to raise additional capital by early 1997. Management estimates that these additional capital needs will be the last significant financing required under the Company's current growth strategy. While the Company believes it will be able to obtain additional financing, there can be no assurance that such financing will be available or available on terms acceptable to the Company. In the event such financing is not available, the Company has the ability to revise its growth strategy to decrease or eliminate further investment in dispensing equipment which is the primary use of the Company's cash flows.

FORWARD LOOKING STATEMENTS

      In addition to the historical information contained herein, the foregoing discussion includes forward looking statements that involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: the Company's inability to procure additional or replacement financing; changes in growth in the treated water and specialty beverage industry; the condition of the general economy; competitive factors such as aggressive pricing by regional competitors and entry of well capitalized competitors into territories served by the Company; increased local, state or federal regulation of the treated water industry; changes in product mix; increases in the raw material costs related to the Company's bottle business; and the risk factors listed from time to time in the Company's reports filed with the Securities and Exchange Commission.

FORM 10-QSB
Part II - Other Information

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

           (A)  EXHIBITS

                The following exhibit is included with this Quarterly
                Report on Form 10-QSB as required by item 601 of Regulation S-B:


                Exhibit No.    Description                    Page No.
               ------------   -----------------------------   ---------
                  27.1         Financial Data Schedule           13


           (B)  REPORTS ON FORM 8-K:

                There were no reports on form 8-K filed during the quarter ended September 30, 1996 or during the period from September 30, 1996 to the date of this Form 10-QSB.


                                      SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HARMONY BROOK, INC.


Date:  November 8, 1996                        By:  /s/James C. Hawley
                                                   ------------------------
                                                       James C. Hawley
                                                       President