Form 10KSB
period 1996-12-31
HARMONY BROOK INC
filed 1997-03-20
CIK 878208

                                                  Conformed Copy With   Exhibits


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

--------------------------------------------------------------------------------

                                     FORM 10-KSB
                  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the fiscal year ended DECEMBER 31, 1996 Commission File Number 0-21550

                  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1943 [NO FEE REQUIRED]
--------------------------------------------------------------------------------

                                 HARMONY BROOK, INC.

                (Exact name of registrant as specified in its charter)

          MINNESOTA                                       41-1648132
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


                            1030 LONE OAK ROAD, SUITE #110
                                EAGAN, MINNESOTA 55121
            --------------------------------------------------------------
                (Address of principal executive offices and zip code)

                                    (612) 681-9000
            --------------------------------------------------------------
                (Registrant's telephone number, including area code)

                SECURITIES REGISTERED UNDER SECTION 12(b) OF THE ACT:
                                         None

                SECURITIES REGISTERED UNDER SECTION 12(g) OF THE ACT:

                              Common Stock, No Par Value
            --------------------------------------------------------------
                                   (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past twelve months (or for such shorter period that the Registrant was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days.
 X Yes   No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $8,316,000.

The aggregate market value of voting stock held by nonaffiliates of the Issuer on March 3, 1997 was $3,056,605.

The number of shares outstanding of the Issuer's only class of common stock on March 3, 1997 was 8,045,161.

                         DOCUMENTS INCORPORATED BY REFERENCE

The following portions of the Registrant's Proxy Statement for the 1996 Annual Meeting of Shareholders (filed with the Commission on March 20, 1997) are incorporated by the reference below as the Item of this Form 10-KSB indicated.



                   PART OF FORM 10-KSB                                         PORTION OF PROXY STATEMENT
----------------------------------------------------------      ----------------------------------------------------
1.  Part III, Item 9.                                           1.   See caption entitled "Election of Directors".
    Directors, Executive Officers, Promoters and Control
    Persons; Section 16(a) Beneficial Ownership Reporting
    Compliance

2.  Part III, Item 10.                                          2.   See caption entitled "Compensation of Executive
    Executive Compensation                                           Officers and Directors".

3.  Part III, Item 11.                                          3.   See caption entitled "Security Ownership of
    Security Ownership of Certain Beneficial Owners and              Management and Beneficial Ownership".
    Management

4.  Part III, Item 12.                                          4.   See caption entitled "Certain Transactions".
    Certain Relationships and Related Transactions


                                        PART I
--------------------------------------------------------------------------------

ITEM 1. BUSINESS

(a) BUSINESS DEVELOPMENT

    Harmony Brook, Inc. (the "Registrant" or the "Company") was incorporated under the laws of the State of Minnesota in 1989. Since the date of the Registrant's initial filing on Form SB-2 on April 15, 1993, the Registrant has not changed its form of organization nor mode of conducting business. The Company acquired the assets of a principal supplier of bottles in February 1994. In December 1995, the Company acquired 53 vending systems and spare parts inventory from one of its dealers. Other than those transactions, the Company has not acquired nor disposed of any material amount of assets other than in the ordinary course of business.

(b) BUSINESS OF ISSUER

    (1) PRODUCTS AND MARKETS. The Registrant's principal product line consists of the Harmony Brook-Registered Trademark- Premium Drinking Water system. This system produces and dispenses fresh premium quality water on a self service basis and was designed specifically for use in supermarkets and other retail locations. As of December 31, 1996, the Registrant had installed its Harmony Brook-Registered Trademark- Premium Drinking Water Systems in 1,574 customer locations in 33 states, and 107 systems in Mexico. The Registrant also sells to supermarket operators and others a complete line of one, two, three and five gallon containers and distributes other water treatment and dispensing equipment to food service organizations, and residential and commercial users.

    The Registrant markets its principal product program to supermarkets, natural food stores, and other retail operators and its Harmony Brook-Registered Trademark- Premium Drinking Water to retail customers. Sales and marketing to supermarkets is accomplished primarily through direct selling activities. The Registrant's officers, sales managers, and field sales personnel call directly on supermarket operators. In addition, the Registrant typically exhibits its product line at national, regional and local trade exhibitions. Sales to consumers are accomplished principally through "point of sale" displays and literature at the site of each dispensing cabinet. The Registrant also uses traditional merchandising techniques such as free samples, coupons, special pricing, and other in-store promotional techniques.

    (2) DISTRIBUTION OF PRODUCTS. The Harmony Brook-Registered Trademark-Premium Drinking Water systems are leased under revenue sharing leases to supermarket and other retail store operators who pay a fee to the Registrant based on the number of gallons of water used or dispensed by the system. Under this program, the Registrant owns the dispensing system and provides all required service and maintenance. An internal water meter is generally read monthly by Company representatives, and an invoice is delivered to the store at that time.

    The revenue realized by the Registrant on each system is highly dependent upon the overall volume of water sold through a particular location. In addition to the revenue sharing leasing arrangements, the Registrant sells Harmony Brook-Registered Trademark- Premium Drinking Water systems to licensed dealers in the United States and exports equipment to international customers.

    The retail customer typically pays a price to the retailer for water from the Harmony Brook-Registered Trademark- Premium Drinking Water system ranging generally from $.25 to $.39 per gallon, depending upon the location and the retailer's overall pricing strategy. The importance and competitive nature of product pricing varies by geographic location. Generally, it appears price is becoming more of a competitive factor in the bulk water vending environment. Product pricing in Mexico is structured to yield a comparable contracted revenue share per gallon as in the United States.

    Certain supermarkets and natural food stores also connect the Harmony Brook system for use in areas of the store such as the bakery and produce sections. The Registrant invoices the customer for this in-store water usage monthly depending on the particular store usage configuration and volume.

    (3) STATUS OF NEW PRODUCTS. The Registrant has no new products that require a material capital investment, or are otherwise material to the Registrant's financial condition or results of operations.

    (4) COMPETITIVE CONDITIONS. With respect to its principal product line, the Registrant faces two levels of competition: (i) competition at the supermarket/retailer level to secure placement of its systems in the store; and
(ii) competition at the retail customer level to convince consumers to purchase its water versus other brands. To secure placement of its systems in the stores, the Registrant competes with other vendors of similar systems, as well as with other products which could displace the Harmony Brook-Registered Trademark-Premium Drinking Water system in the store. The Registrant's strategy for securing such placements is to emphasize product economics and its service; quality of equipment; benefits of in-store use; delivery of empty containers to the store on an as-needed basis; and a growing list of customers which leads to expertise regarding state or local regulatory requirements. The Registrant is not aware of any other companies which offer systems similar to Harmony Brook on as broad a geographic scale as that covered by the Registrant. There are, however, several large regional operators of drinking water vending machines. In addition, other companies offer products similar in concept to those of the Registrant on a local basis throughout the United States. The Company's local and regional in-store competitors periodically adopt aggressive pricing strategies, and one regional competitor has aggressively recruited Company personnel.

    The Registrant also competes on the retail consumer level with sellers of bottled water found on the supermarket shelf as well as with home water delivery and various forms of residential water treatment equipment including in-home reverse osmosis devices.

    To the extent the Registrant continues to develop its food service, residential and commercial markets, it will face competition from numerous local providers of bottled water or water treatment systems.

    Certain of the Registrant's competitors are larger and have greater financial resources than the Registrant. The Registrant's future success will depend on its ability to continue to increase its share of the market and to retain its existing customers.

    (5) RAW MATERIALS AND SUPPLIES. The Registrant uses a variety of suppliers and does not believe it is materially dependent upon any single supplier. The Registrant believes that alternate sources of supply are available for all of the critical components it purchases, and it maintains business income and interruption insurance. The Registrant considers its relationships with its suppliers to be good.

    During 1994, the Registrant acquired certain assets of Imperial Bottle Company, a distributor of reusable water bottles. The acquisition was made to enable the Registrant to assume greater control over this integral component of its water merchandising. Bottles are sold to supermarkets through the Harmony Brook field sales organization as well as directly to other retail and wholesale customers. The Company is working to expand its wholesale customer base.

    (6) DEPENDENCE ON LIMITED NUMBER OF CUSTOMERS. As of December 31, 1996, the Registrant had installed and was operating systems in 1,574 stores in 33 states. Approximately, 1,070 of the store locations consisted of installations with chain supermarket, or natural food store operators (operations with more than six stores in the chain). If these installations prove successful, the Registrant believes it may have the opportunity to place systems in additional stores owned by these same operators which number about 8,000 in total. There can be no assurance, however, that the success of a system in one store will lead to placement through-out an entire chain or that the Company will have sufficient capital resources to fully meet potential demand for additional systems in these chains. In certain chains, buying decisions are made on a national basis, while in other chains purchasing decisions are made on a regional or store-by-store basis. As of December 31, 1996 one chain supermarket operation represented approximately 14 percent of the Registrant's revenues.

    In addition, the Company established a subsidiary in Mexico in the first quarter of 1994, and is marketing its systems primarily to supermarkets in the Mexico City area. As of December 31, 1996, 107 systems were in place.

    (7) PATENTS, TRADEMARKS, LICENSES, FRANCHISES, AND CONCESSIONS. The Registrant has registered with the U.S. Patent and Trademark Office the name Harmony Brook-Registered Trademark- and the wooded stream trademarks. The Registrant believes that its trademarks have significant value and are important to its marketing efforts.

    The Registrant currently holds no patents. The Registrant has applied for two patents with the U.S. Patent and Trademark Office relating to certain aspects of the Registrant's dispensing cabinet. There can be no assurance, however, that the Registrant will be successful in obtaining such patents.

    (8) GOVERNMENT APPROVAL. Governmental approval of the Registrant's principal product is not required.

    (9) GOVERNMENTAL REGULATION. Currently, the Registrant's business is subject to various federal, state and local regulations relating to the quality of drinking water. The Environmental Protection Agency ("EPA") has adopted standards that regulate the quality of municipal drinking water. Those standards regulate the quality of the water produced by the Registrant's equipment to the extent that states do not otherwise regulate the Registrant's products. These rules follow the standards set forth by the EPA in the Federal Safe Drinking Water Act as it is applicable to community and noncommunity public water supplies. Many state regulations require certain testing procedures to ensure a specified degree of quality exists. In addition, certain states have enacted regulations requiring certain labeling and restricting claims which may be made in advertising. The Registrant believes it is in material compliance with all applicable federal, state and local drinking water regulations. None of the testing requirements and labeling laws have had, or are expected to have, a material adverse effect on the Registrant's overall operations.

The Registrant's systems are certified by the National Automatic Merchandising Association ("NAMA"). NAMA maintains a "vending machine" certification program which evaluates food and beverage vending machines against current requirements of the U.S. Public Health Service Ordinance and Code. The Registrant is also required to register its manufacturing facility with the EPA under the provisions of the Federal Insecticide, Fungicide and Rodenticide Act because certain portions of the Registrant's systems are deemed to be "pesticidal devices." The Registrant has registered the facility as required.

    In addition to equipment certification, the Registrant has a policy of using outside laboratories to periodically test the quality of the water produced by Harmony Brook-Registered Trademark- Premium Drinking Water systems around the country. The water produced by each system is also regularly tested by outside laboratories for the presence of coliform bacteria.

    (10) RESEARCH AND DEVELOPMENT. The Registrant's research and development activities are comprised primarily of efforts to improve the quality and performance of its dispensing units or reduce manufacturing costs. Employees are assigned to research and development projects as necessary. During the past fiscal year, expenditures for research and development were not material to the Registrant's results of operations.

    (11) ENVIRONMENTAL MATTERS. Compliance with current federal, state and local provisions regarding discharge of materials into the environment or otherwise relating to the protection of the environment is not anticipated to have any material effect upon the capital expenditures, earnings or competitive position of the Registrant. The Registrant does not currently anticipate making any material capital expenditures for environmental control facilities during 1997.

    (12) EMPLOYEES. The number of persons employed by the Registrant as of December 31, 1996, was 84 full-time employees and 6 part-time employees. None of the Registrant's employees are covered by a collective bargaining agreement.


ITEM 2. PROPERTIES

    The Registrant's headquarters and assembly operations are located in 20,295 square feet of leased space at 1030 Lone Oak Road, Eagan, Minnesota 55121 under a lease which expires August 31, 1998. The Registrant's base rent under this lease is $7,306 per month, and taxes and common area charges currently average $3,809 per month.

    The Registrant also has a month-to-month lease for approximately 8,600 square feet of office and warehouse space located at 5621 W. Reno, Oklahoma City, Oklahoma, which expires May 31, 1997. This space is used as a distribution center for the Registrant's container sales. The gross rent under this lease is $1,595 per month.

    In addition, the Registrant leases small storage facilities in 23 states throughout the country for storage of the Registrant's products.

    All of the Registrant's facilities are adequate and suitable for the purposes they currently serve.

    The Registrant also owns and leases office equipment and vehicles used for servicing operations and equipment delivery. The Registrant believes that it currently owns or can readily acquire equipment required for its current and anticipated levels of operations.


ITEM 3. LEGAL PROCEEDINGS

    The Registrant is not a party to any material litigation and is not aware of any threatened litigation that would have a material adverse effect on its results of operations or financial condition.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    During the fourth quarter, no matter was submitted to a vote of security holders.

                                       PART II
--------------------------------------------------------------------------------

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is traded on the NASDAQ SmallCap Market (since April 1993) under the symbol "HBRK". The following table sets forth, for the periods indicated, the range of high and low closing bid quotations of the Company's Common Stock, as reported by NASDAQ:

    Fiscal Years Ended December 31:    BID PRICE 1995      BID PRICE 1996
                                       HIGH       LOW      HIGH       LOW
                                      -------------------------------------
    First Quarter                      $2.13     $1.50     $1.19     $0.88
    Second Quarter                     $1.88     $1.00     $1.13     $0.69
    Third Quarter                      $1.38     $0.88     $1.31     $0.75
    Fourth Quarter                     $1.25     $0.75     $0.81     $0.50


    The quotations reflect inter-dealer prices, without mark-up, mark-down or commission and may not necessarily represent actual transactions. As of December 31, 1996, there were approximately 800 beneficial owners of the Common Stock.

    The Company has never paid a cash dividend. It is the intention of the Company's Board of Directors to retain all earnings to support the growth of the Company's business. The Company is also precluded from paying dividends under the terms of its credit facility with its principal bank lender. Any payment of dividends in the future is dependent upon the financial condition and capital requirements of the Company and such other factors as the Board of Directors may deem relevant.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

    The following table summaries certain selected financial and operating data for the periods indicated. This information should be read in connection with the following "Management's Discussion and Analysis of Financial Condition and Results of Operation" and the Company's consolidated financial statements and notes thereto included elsewhere herein.


                                                                          YEARS ENDED DECEMBER 31
                                                    -------------------------------------------------------------------
                                                     1996*     1995*      1994*     1993      1992      1991      1990
                                                    ------    ------     ------    ------    ------    ------    ------
                                                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS AND CUSTOMER LOCATION DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenues:
   Contracted revenue sharing                       $ 6,012   $ 5,020   $ 3,606   $ 2,407   $ 1,380   $   835   $   280
   Bottle sales                                       1,925     1,788     2,229       623       299       196        49
   Equipment sales                                      379       367       322       561       537       319         -
                                                    -------   -------   -------   -------   -------   -------   -------
      Total revenues                                $ 8,316   $ 7,175   $ 6,157   $ 3,591   $ 2,216   $ 1,350   $   329
                                                    -------   -------   -------   -------   -------   -------   -------
                                                    -------   -------   -------   -------   -------   -------   -------

Gross profit:
   Contracted revenue sharing                       $ 3,690   $ 3,105   $ 2,200   $ 1,301   $   712   $   319   $    51
   Bottle sales                                         640       582       690       196       125        46        20
   Equipment sales                                      103        71        69       116       199       110         -
                                                    -------   -------   -------   -------   -------   -------   -------
      Total gross profit                              4,433     3,758     2,959     1,613     1,036       475        71

Selling, general and administrative expenses:
   Field office                                       2,635     2,553     1,869     1,010       758       348       164
   Corporate                                          1,636     1,611     1,410     1,199     1,086       719       509
   Provision for doubtful accounts                       12       135         9        12        12        10         3
   Severance and other special charges                    -       193         -         -         -         -         -
                                                    -------   -------   -------   -------   -------   -------   -------
      Operating income (loss)                           150      (734)     (329)     (608)     (820)     (602)     (605)

Other expense, net                                     (631)     (666)     (269)      (82)      (94)     (106)      (67)
                                                    -------   -------   -------   -------   -------   -------   -------
Loss before cumulative effect of a change in
   accounting principle                                (481)   (1,400)     (598)     (690)     (914)     (708)     (672)

Cumulative effect on prior years of changing
   to a different depreciation method**                   -         -         -         -       147         -         -
                                                    -------   -------   -------   -------   -------   -------   -------
   Net loss                                         $  (481)  $(1,400)  $  (598)   $ (690)  $  (767)  $  (708)  $  (672)
                                                    -------   -------   -------   -------   -------   -------   -------
                                                    -------   -------   -------   -------   -------   -------   -------
Loss per share                                      $ (0.06)  $ (0.26)  $ (0.13)  $ (0.17)  $ (0.31)  $ (0.47)  $ (0.77)
                                                    -------   -------   -------   -------   -------   -------   -------
                                                    -------   -------   -------   -------   -------   -------   -------
Performa amounts assuming the new
   depreciation method is applied
   retroactively:
   Net loss                                                                                 $  (914)     (626)  $  (672)
                                                                                            -------   -------   -------
                                                                                            -------   -------   -------
Loss per share                                                                              $ (0.37)    (0.42)  $ (0.77)
                                                                                            -------   -------   -------
                                                                                            -------   -------   -------
Number of shares used to compute per share
   amounts                                            7,982     5,377     4,718     4,104     2,486     1,493       869

CONSOLIDATED BALANCE SHEET DATA (AT YEAR-END):
   Working capital (deficit)                        $  (189)  $   969   $   (87)  $   774   $  (681)  $  (221)  $  (121)
   Total assets                                      11,927    12,953    10,948     7,721     4,759     2,171     1,060
   Long-term liabilities                              2,859     4,043     2,277       164       304       677       522
   Shareholders' equity                               6,925     7,218     6,908     6,882     3,122       874       220

SELECTED CONSOLIDATED OPERATING DATA:
   Customer locations under revenue-
      sharing leases                                  1,681     1,613     1,407     1,010       685       384       173


------------------------------------------------
* The Company began operations in Mexico in early 1994, and acquired certain assets of Imperial Bottle Company (IBC) on February 7, 1994. The results of the Mexican subsidiary and IBC's operations have been included since the purchase date. See Notes 1 and 2 of Notes to Consolidated Financial Statements.

** The retroactive application of the new method of depreciation with respect to dispensing equipment was recognized as of January 1, 1992.

RESULTS OF OPERATIONS

FISCAL YEAR 1996 COMPARED TO FISCAL YEAR 1995

    The following table sets forth, for the periods indicated, certain items in the Company's Consolidated Statements of Operations as a percentage of total revenues and also shows the percentage change in the dollar amounts of those items from 1995 to 1996.

                                                                 PERCENTAGE
                                                                   CHANGE
                                                                ------------
                                             1996      1995     1995 TO 1996
                                            ------    ------    ------------

PERCENTAGE OF TOTAL REVENUES:
   Contracted revenue sharing                72.3%     70.0%         19%
   Bottle sales                              23.1      24.9           8
   Equipment sales                            4.6       5.1           3
                                            ------    ------
      Total revenues                        100.0%    100.0%         16
                                            ------    ------
                                            ------    ------
   Gross profit                              53.3%     52.4%         18

   Field office S,G&A                        31.7      35.6%          3
   Corporate S,G&A                           19.7      22.4           2
   Provision for doubtful accounts            0.1       1.9         (91)
   Severance and other special charges        -         2.7          nm
                                            ------    ------
      0perating expenses                     51.5%     62.6%         (5)
                                            ------    ------
      Operating income (loss)                 1.8     (10.2%)        nm

   Other expense, net                        (7.6)     (9.3)         (5)
                                            ------    ------
      Net loss                               (5.8%)   (19.5%)       (66)
                                            ------    ------
                                            ------    ------
   nm - not meaningful

GROSS PROFIT PERCENTAGE OF RELATED REVENUES:

   Contracted revenue sharing                61.4%     61.9%
   Bottle sales                              33.2      32.5
   Equipment sales                           27.2      19.3



REVENUES

    Total revenues are realized from contracted revenue sharing, bottle sales, and equipment sales.

    Contracted revenue sharing consists of revenues derived from the sale of treated water by the gallon to supermarkets or other retail operators, who sell the water to the public or use the water themselves. Revenues from contracted revenue sharing have grown primarily as a result of the Company's system removal and relocation program and secondly as a result of the increase in the number of customer locations under contract. The weighted average number of customer locations during 1996 was 1,521, an increase of two percent from the 1995 weighted average of 1,489. These customer locations produced average annualized contracted revenue sharing of $3,588 per location, an increase of six percent from the 1995 annualized revenue per location of $3,386.

    The Company's domestic customers increased three percent from 1,528 at the end of 1995 to 1,574 at the end of 1996. Behind this net increase of 46 customers, the Company actually removed 207 customer locations and installed 253 new customer locations during 1996. Of the 207 systems removed during 1996, 34 were from a supermarket chain that closed or sold substantially all its West Coast locations, 24 were from a Midwest division of a supermarket chain that was lost to a competitor in late 1996, leaving 149 systems which were primarily removed at the Company's discretion due to poor return on investment. Systems that are removed are refurbished, if needed, and then reinstalled in locations based on retailer demand, volume potential and fit to established routes.

    Domestic customer locations that were installed for all of 1995 and 1996 grew seven percent in dollars and 12 percent in gallons for dispenser gallons only. The primary difference between the dollar growth and dispensed gallons growth is price concessions given to customers as a direct result of competition. One regional competitor in the Midwest has competed for the Company's customers using lower pricing as its primary selling point. While the Company believes competition on the basis of providing superior service and overall value is the appropriate long-term strategy, future potential price concessions coupled with the potential for other competitors with greater financial resources to enter the Company's markets could adversely effect the Company's future operating results and financial position.

    Revenues from bottle sales are a composite of field bottle sales and wholesale bottle sales. Field bottle sales increased 12 percent from $992,000 in 1995 to $1,109,000 in 1996. This increase is due to the increase in the number of contracted revenue sharing customer locations to which field bottle sales are made, coupled with a continuing emphasis placed on this product line by management as a catalyst for increased contracted revenue sharing sales volume. Wholesale bottle sales increased three percent from $794,000 in 1995 to $816,000 in 1996. This increase is attributable primarily to the Company's efforts to rebuild its wholesale bottle customer base.

    Equipment sales consist primarily of revenues from the sale of Harmony Brook-Registered Trademark- Premium Drinking Water systems to third party dealers, both domestic and overseas. Revenues increased slightly in 1996 from this segment without an increase in resources devoted to generating these revenues.

GROSS MARGINS

    The Company's total gross margin for 1996 increased nearly one percentage point over 1995. This increase is due to better management of costs associated with both bottle and equipment sales.

    Contracted revenue sharing gross margin, as a percent of sales, decreased due primarily to the cost of certain refurbishments performed on removed systems during 1996. The gross margin percent on bottle sales increased slightly due to a shift in product mix towards larger containers that yield a higher margin. Gross margin on equipment sales increased due primarily to a small price increase combined with a reduction in manufacturing overhead costs in 1996.

EXPENSES

    Field office selling, general and administrative expenses increased three percent in 1996, significantly less than the percentage increase in overall revenue. This increase is due primarily to the addition of staff to service major chain customers in the Midwest. The Company's primary focus for 1997 continues to consist of increasing market penetration in its existing geographic territories versus development of new geographic territories.

    Corporate selling, general and administrative costs increased slightly during 1996 due to added administrative staff in Mexico. This slight increase continues to reflect the Company's efforts to control its discretionary spending.

    The Company's operating expenses for 1995 included one-time charges of $193,000 related to officer severance and other special charges reflecting changes in certain business strategies. Also in 1995, the Company recorded a charge of $123,000 related to an uncollectible receivable from its largest wholesale bottle customer. These charges totaled $316,000, or $.06 per share.

OPERATING INCOME AND NET LOSS

    The Company recorded its first full year of operating income in 1996. Operating income increased $884,000 from a 1995 operating loss of $734,000 to 1996 operating income of $150,000. This increase of $884,000 compares to an increase of $1,141,000 in sales resulting in an incremental margin of 77 percent. Taking into account the one-time and special charges of $316,000 in 1995, the comparable operating income increase would be $568,000 with an incremental margin of 50 percent.

    The net loss for 1996 is the difference between operating income and other income and expenses, which consist primarily of interest expense.

FISCAL YEAR 1995 COMPARED TO FISCAL YEAR 1994

    The following table sets forth, for the periods indicated, certain items in the Company's Consolidated Statements of Operations as a percentage of total revenues and also shows the percentage change in the dollar amounts of those items from 1994 to 1995.

                                                                    PERCENTAGE
                                                                      CHANGE
                                                                   ------------
                                                  1995       1994  1994 to 1995
                                                 ------     ------ ------------
PERCENTAGE OF TOTAL REVENUES:
   Contracted revenue sharing                     70.0%      58.6%      39%
   Bottle sales                                   24.9       36.2      (20)
   Equipment sales                                 5.1        5.2       14
                                                 -------    -------
      Total revenues                             100.0%     100.0%      17
                                                 -------    -------
                                                 -------    -------
   Gross profit                                   52.4%      48.1%      27

   Field office S,G&A                             35.6%      30.3%      37
   Corporate S,G&A                                22.4       22.9       14
   Provision for doubtful accounts                 1.9        0.2       nm
   Severance and other special charges             2.7        -         nm
                                                 -------    -------
      Operating expenses                          62.6%      53.4%      37
                                                 -------    -------
      Operating loss                             (10.2%)     (5.3%)    123

   Other expense, net                             (9.3)      (4.4)     148
                                                 -------    -------
      Net loss                                   (19.5%)     (9.7%)    134
                                                 -------    -------
                                                 -------    -------
   nm - not meaningful

GROSS PROFIT PERCENTAGE OF RELATED REVENUES:

   Contracted revenue sharing                     61.9%      61.0%
   Bottle sales                                   32.5       30.9
   Equipment sales                                19.3       21.6

REVENUES

    Revenues from contracted revenue sharing grew as a result of the increase in the number of customer locations under contract. The weighted average number of customer locations during 1995 was 1,489, an increase of 26 percent from the 1994 weighted average of 1,185. These customer locations produced average annualized contracted revenue sharing of $3,386 per location, an increase of 11 percent from the 1994 annualized revenue per location of $3,047.

    Revenues from bottle sales declined in 1995. Field bottle sales increased
31 percent from $727,000 in 1994 to $954,000 in 1995. This increase was due to the increase in the number of contracted revenue sharing customer locations to which field bottle sales are made coupled with a continued emphasis placed on this product line by management as a catalyst for increased contracted revenue sharing sales volume. Wholesale bottle sales decreased 45 percent from $1,500,000 in 1994 to $833,000 in 1995. This decrease was attributable primarily to the loss of the Company's largest wholesale bottle customer in early 1995 due to that customer's insolvency, as well as to a slowing down of the purchasing activity of the larger remaining customers.

GROSS MARGINS

    The Company's total gross margin for 1995 increased four percentage points over 1994. This increase was essentially due to higher contracted revenue sharing revenues in comparison to total revenues. The gross margin increase on contracted revenue sharing resulted from the higher number of customer installations in place during 1995, which improved the Company's ability to cover its fixed costs related to this portion of its revenues.

    The gross margin on bottle sales increased slightly due to a shift in product mix towards larger containers that yield a higher margin. Gross margin on equipment sales decreased due to lower production levels in 1995, which resulted in greater fixed overhead costs being allocated to each unit produced.

EXPENSES

    The Company's operating expenses for 1995 included one-time charges of $193,000 related to officer severance and other special charges reflecting changes in certain business strategies. Also in 1995, the Company recorded a charge of $123,000 related to an uncollectible receivable from its largest wholesale bottle customer. These charges totaled $316,000, or $.06 per share.

    Field office selling, general and administrative expenses increased faster than overall revenue, but slightly slower than contracted revenue sharing revenues. This increase was primarily due to a full year's effect of the Company's extensive geographic expansion that occurred throughout 1994. Also contributing to this increase was a full year of operations in 1995 from both the wholesale bottle segment plus the Company's wholly owned Mexican subsidiary.

    Corporate selling, general and administrative costs increased at less than half the rate of field office selling, general and administrative expenses, reflecting the Company's efforts to control its discretionary spending.

    The Company's operating loss increased from 1994 to 1995 primarily due to the one-time special charges, the uncollectible receivable write-off, the decline in wholesale bottle sales and the increase in field office selling, general and administrative expenses. Excluding the one-time special charges and the uncollectible receivable write-off from 1995's operating loss results in an adjusted operating loss of $418,000 compared to $329,000 in 1994, a 27 percent increase.

    Other expense consisted primarily of interest expense which increased significantly due to increased debt financing of the Company's growth.

MEXICAN SUBSIDIARY

    The following table summarizes the Company's Mexican subsidiary results of operations for the periods presented and the percentage change from 1995 to 1996 and 1994 to 1995.


                                                                   PERCENTAGE          PERCENTAGE
                                                                     CHANGE              CHANGE
                                                                 --------------      --------------
                                  1996      1995      1994        1995 TO 1996        1994 TO 1995
                                 ------    ------    ------      --------------      --------------
                                       (IN THOUSANDS)
    Total revenues                $491      $293      $106            68%                176%
    Gross profit (loss)            305       175       (45)           74                  nm
    Total expenses                 302       250       196            21                  28
    Operating income (loss)          3       (75)     (241)           nm                 (69)

    nm - not meaningful



    Mexican operations began in early 1994. At year-end 1994, the subsidiary had 60 units installed with most of these installations occurring in the last half of the year. At the end of 1995 the Company had 85 total units installed, an increase of 42 percent over year-end 1994. At the end of 1996 the Mexican subsidiary had 107 customer locations installed, an increase over year-end 1995 of 26 percent.

    Although the Company believes that potential exists for profitable growth in the Mexican market, the devaluation of the Mexican New Peso, which began in December 1994, and the resulting adverse economic conditions that occurred throughout 1995 and 1996 have caused management to re-evaluate its strategy for Mexican growth. Management does not intend to provide a significant amount of additional equipment to the Mexican subsidiary for the foreseeable future due primarily to limited capital resources, but also due to the unstable conditions existing in the Mexican economy. In addition, one of the Company's senior lenders (see section "Liquidity and Capital Resources" and Note 4 to the Consolidated Financial Statements) has negotiated a restrictive covenant with the Company limiting the amount of equipment that can by supplied to its Mexican subsidiary.

    The Company continues to believe in this subsidiary's ability to become a significant contributor to operating profits in future periods.

FOREIGN CURRENCY TRANSLATION

    As discussed in Note 1 to the Consolidated Financial Statements, operations of the Company's Mexican subsidiary have been measured in local currency and translated into U.S. dollars for the inclusion in the Company's consolidated financial statements. The Company has advanced funds to purchase equipment and support operations during its development stage. These advances are not expected to be repaid in the foreseeable future. The exchange gains and losses arising from fluctuations in the rate of exchange between U.S. dollars and New Pesos have therefore been recorded as a separate component of shareholders' equity. The business transactions in Mexico including sales, payment of wages and salaries, auto costs, etc., are all conducted in New Pesos.

    Effective January 1, 1997, the functional currency of the Mexican subsidiary has changed for accounting purposes from the Mexican New Peso to the U.S. dollar due to the Mexican economy meeting the definition of a highly inflationary economy under generally accepted accounting principles. As a result of this change, future transaction and translation gains and losses will be included in the Company's statements of operations resulting from changes in the exchange rate applied to inventories, fixed assets and dollar denominated inter-company debt. The Mexican subsidiary's exchange gains and losses computed on the subsidiary's dollar denominated debt owed to the Company have been included as a separate component of shareholder's equity through December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

    During 1996, the Company generated $1,193,000 in cash from operating activities compared to $246,000 used in operating activities in 1995. The principal sources of operating funds in 1996 were the reduction in the net loss of $919,000 coupled with positive working capital changes primarily in accounts receivable, accounts payable, and accrued expenses.

    Sources of cash from operating activities related to components of working capital reflect certain strategies put in place by management in the second quarter of 1995. The Company has put in place a strategy to grow revenues at a slower rate and keep geographic expansion to a minimum in order to attain profitability earlier than if the Company continued an aggressive growth strategy. The above mentioned sources of cash reflect this new strategy of "managed growth."

    During 1996, the Company invested $1,350,000 in property and equipment, a 40 percent decrease from the 1995 investment of $2,251,000. This decrease reflects the Company's current business strategy mentioned in the preceding paragraph. The 1996 investment in property and equipment consisted of both new installations of manufactured Harmony Brook-Registered Trademark- Premium Drinking Water systems and capital refurbishment of existing systems.

    The Company used $547,000 of cash in financing activities in 1996 compared to $3,539,000 provided by financing activities in 1995. The Company financed its investing activities of $1,365,000 and principal payments on debt of $935,000 with both cash provided by operating activities and its cash on hand of $1,101,000 at the end of 1995.

    At the end of 1994, the Company had slightly over $1,000,000 of borrowing capacity remaining on a term loan facility with its principal bank lender. In the first quarter of 1995 this amount had been fully borrowed. On April 26, 1995, the Company entered into a bridge loan agreement with the same bank under which the bank amended its term loan agreement and agreed to provide an additional $1,000,000. The bridge loan was repayable on or before August 31, 1995, and bore interest at the bank's reference rate plus four percent. The full amount of the bridge loan was borrowed by the end of the third quarter of 1995.

    On August 1, 1995, the Company entered into a bridge loan agreement to borrow up to $200,000 from the Chairman of its Board of Directors at a 13 percent rate of interest. On October 12, 1995, the Company borrowed $100,000 under this arrangement. This loan was repaid on October 25, 1995, in conjunction with the sales of the Company's common stock as discussed in the following paragraph.

    On October 25, 1995, the Company sold 2,400,000 shares of its common stock at $.75 per share for a total amount of $1,800,000. As part of this sale of common stock, the $100,000 borrowed from the Company's Chairman under the bridge loan agreement was converted to 133,333 shares of common stock. The net cash received by the Company after offering costs of approximately $125,000 and the conversion of the $100,000 bridge loan was approximately $1,600,000.

    On November 9, 1995, the Company entered into an agreement to restructure the outstanding balance of its debt with its principal lender. The restructuring agreement combined a term loan with a balance of $2,000,000, a revolving credit loan with a balance of $350,000 and a vehicle loan with a balance of $83,000 into a five-year term loan with an interest rate stated at the bank's reference rate plus 3.25 percent. Also, the restructuring agreement converted the $1,000,000 bridge loan which was due on August 31, 1995, into a term loan with a five-year amortization schedule, but required payment of the remaining principal balance after 24 months. The converted term loan bore interest at the bank's reference rate plus seven percent. The principal lender received a fee of $20,000 under this restructuring agreement.

    On January 5, 1996, the Company entered into an agreement with another senior lender to extend the payment schedule and adjust the principal payments of a term loan with a principal balance of $1,600,000. The adjusted repayment terms provide for an escalating principal payment schedule with the final payment made by June 1999. As compensation for this extended payment schedule the senior lender received a fee of $5,000 and a new warrant for 300,000 shares of common stock. A prior warrant issued to this senior lender for 200,000 shares was canceled and replaced by this new warrant.

    On March 11, 1996, the Company sold an additional 350,000 shares of its common stock at $.75 per share for $263,000. The net cash received by the Company after offering costs of $33,000 was $230,000.

    During 1996 the Company entered into various sale/leaseback agreements with shareholders of the Company for dispensing equipment (see Note 5 to the Consolidated Financial Statements). The Company received $158,000 in cash from these transactions and must make monthly minimum payments of $4,000 under an operating lease agreement. The terms of each individual agreement are sixty months.

    On February 18, 1997, the Company and its principal lender amended and restated the Company's term loan agreement. The agreement combined both outstanding term loans into one term loan facility to be repaid in equal monthly principal installments plus accrued interest with a final principal payment plus accrued interest due in February 2000. The amended term loan bears interest at the bank's reference rate plus 3.75 percent. In addition, the bank received a fee of $15,000.

    As part of the amended and restated term loan agreement, the bank required the Company to raise at least $1,000,000 by March 1, 1997 with 30 percent of the gross proceeds to be specifically applied to the principal balance of outstanding bank debt. In February 1997, the Company negotiated a private placement of $1,000,000 of subordinated notes payable with shareholders and accredited investors. The notes bear interest at 14 percent, payable monthly and are due March 2000. In addition, warrants were issued in connection with the notes at the rate of one warrant for each $5.00 of subordinated debt. The notes are collateralized by a lien on all the Company's assets, subordinate to the interests of the Company's two senior lenders. As of February 28, 1997 the Company had closed on and received cash sufficient to meet the bank's requirements. The balance of the proceeds are expected to be received by the end of April 1997.

    The Company believes that the proceeds from the subordinated notes payable will provide sufficient capital to fund the Company's current growth strategy through the middle of 1997. Additional capital will be needed under the current growth strategy for the last half of 1997 and for all of 1998 primarily to fund the Company's continued investment in dispensing units. The Company estimates that these additional capital needs would be the last significant financing required in the foreseeable future if financing were to be obtained in the amounts and under the terms internally forecasted by management under the Company's current growth strategy. While the Company believes it will be able to obtain additional financing, there can be no assurance that such financing will be available or available on terms acceptable to the Company. In the event such financing is not available, the Company has the ability to revise its growth strategy to decrease or eliminate investment in dispensing equipment to focus its cash flow from operating activities to meet debt service requirements.

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

ITEM  7. FINANCIAL STATEMENTS


                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE

Report of Independent Accountants. . . . . . . . . . . . . . . . . . . . . .17

Consolidated Balance Sheets as of December 31, 1996 and 1995 . . . . . . . .18

Consolidated Statements of Operations for the years ended
December 31, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . . .19

Consolidated Statements of Cash Flows for the years ended
December 31, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . . .20

Consolidated Statements of Shareholders' Equity for the years ended December 31, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . .21

Notes to Consolidated Financial Statements for the years ended
December 31, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . . .22

                          REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of Harmony Brook, Inc.:

    We have audited the accompanying consolidated balance sheets of Harmony Brook, Inc. and Subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harmony Brook, Inc. and Subsidiary as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.





Minneapolis, Minnesota                                  COOPERS & LYBRAND L.L.P.
February 7, 1997,
except as to note four,
for which the date is
March 4, 1997.

                          HARMONY BROOK, INC. AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEETS
                           As of December 31, 1996 and 1995
                                    (in thousands)


                                                            1996        1995
                                                          --------    --------
ASSETS
Current assets:
   Cash and cash equivalents                              $    377    $  1,101
   Accounts receivable, net                                  1,096       1,081
   Inventories                                                 435         424
   Other current assets                                         46          55
                                                          --------    --------
      Total current assets                                   1,954       2,661

Property and equipment, net                                  9,251       9,394
Other assets                                                   722         898
                                                          --------    --------
      Total assets                                        $ 11,927    $ 12,953
                                                          --------    --------
                                                          --------    --------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                      $  1,241    $    887
   Current portion of capitalized lease obligations              2          25
   Accounts payable                                            474         425
   Accrued expenses                                            410         355
   Current portion of deferred income                           16           -
                                                          --------    --------
      Total current liabilities                              2,143       1,692

Long-term debt, less current portion                         2,799       4,039
Capitalized lease obligations, less current portion              1           4
Deferred income, less current portion                           59           -
                                                          --------    --------
      Total liabilities                                      5,002       5,735
                                                          --------    --------

Commitments (see note 5)

Shareholders' equity:
   Common stock, no par value, 20,000 shares
      authorized; 8,045 and 7,695 issued
      and outstanding at December 31, 1996 and
      1995, respectively                                    11,321      11,091
   Cumulative foreign currency translation adjustments        (460)       (418)
   Accumulated deficit                                      (3,936)     (3,455)
                                                          --------    --------
      Total shareholders' equity                             6,925       7,218
                                                          --------    --------
      Total liabilities and shareholders' equity          $ 11,927    $ 12,953
                                                          --------    --------
                                                          --------    --------



THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS FINANCIAL STATEMENT.

                         HARMONY BROOK, INC.  AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                   for the years ended December 31, 1996 and 1995
                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             1996        1995
                                                           -------     -------
Revenues:
   Contracted revenue sharing                              $ 6,012     $ 5,020
   Bottle sales                                              1,925       1,788
   Equipment sales                                             379         367
                                                           -------     -------
                                                             8,316       7,175
Cost of revenues:
   Contracted revenue sharing                                2,322       1,915
   Bottle sales                                              1,285       1,206
   Equipment sales                                             276         296
                                                           -------     -------
      Gross profit                                           4,433       3,758

Selling, general and administrative expenses:
   Field office                                              2,635       2,553
   Corporate                                                 1,636       1,611
   Provision for doubtful accounts                              12         135
   Severance and other special charges                           -         193
                                                           -------     -------
      Operating income (loss)                                  150        (734)

Other income (expense):
   Interest expense                                           (636)       (640)
   Interest income                                              24          18
   Other, net                                                  (19)        (44)
                                                           -------     -------
      Net loss                                                (481)    $(1,400)
                                                           -------     -------
                                                           -------     -------

Loss per share                                             $ (0.06)    $ (0.26)
                                                           -------     -------
                                                           -------     -------

Number of shares used to compute
      per share amounts                                      7,982       5,377
                                                           -------     -------
                                                           -------     -------




THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS FINANCIAL STATEMENT.

                         HARMONY BROOK, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                    for the years ended December 31, 1996 and 1995
                                    (IN THOUSANDS)


                                                                   1996        1995
                                                                 -------     -------
Cash flows from operating activities:
   Net loss                                                      $  (481)    $(1,400)
   Adjustments to reconcile net loss to net cash provided by
          (used in) operating activities:
      (Gain) loss on disposal of assets                               (7)         16
      Depreciation and amortization                                1,526       1,284
      Amortization of deferred income                                 (6)        (41)
      Amortization of discount on notes payable
          and issuance costs                                          24          24
      Provision for doubtful accounts                                 12         135
      Provision for inventory obsolescence                            48          65
      Severance cost paid through issuance of common stock             -          20
   Changes in operating assets and liabilities:
      Accounts receivable                                             21        (131)
      Inventories                                                    (59)        (55)
      Other current assets                                             9          27
      Accounts payable                                                50        (307)
      Accrued expenses                                                56         117
                                                                 -------     -------
          Net cash provided by (used in) operating activities      1,193        (246)
                                                                 -------     -------

Cash flows from investing activities:
   Purchase of property and equipment                             (1,350)     (2,076)
   Business acquisition                                                -        (175)
   Proceeds from the sale of assets                                   12           -
   Other                                                             (27)          -
                                                                 -------     -------
          Net cash used in investing activities                   (1,365)     (2,251)
                                                                 -------     -------

Cash flows from financing activities:
   Proceeds from issuance of long term debt and warrants               -       2,549
   Principal payments on long-term debt
      and capitalized lease obligations                             (935)       (534)
   Net proceeds from sales of common stock                           230       1,576
   Proceeds from sale/leaseback transactions                         158           -
   Other                                                               -         (52)
                                                                 -------     -------
          Net cash (used in) provided by financing activities       (547)      3,539
                                                                 -------     -------

Effect of exchange rate changes on cash                               (5)         (5)
                                                                 -------     -------
Net (decrease) increase in cash and cash equivalents                (724)      1,037

Cash and cash equivalents at beginning of year                     1,101          64
                                                                 -------     -------
Cash and cash equivalents at end of year                         $   377     $ 1,101
                                                                 -------     -------
                                                                 -------     -------
Supplemental cash flow information:

   Cash paid during the year for interest charges                $   636     $   648
                                                                 -------     -------
                                                                 -------     -------




THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS FINANCIAL STATEMENT.

                         HARMONY BROOK, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    for the years ended December 31, 1996 and 1995
                                    (IN THOUSANDS)


                                                                                 CUMULATIVE
                                                                                  FOREIGN
                                         COMMON STOCK              COMMON         CURRENCY
                                    -----------------------        STOCK         TRANSLATION  ACCUMULATED
                                     SHARES         AMOUNT        ISSUABLE       ADJUSTMENTS    DEFICIT          TOTAL
                                    --------       --------       --------       -----------  ------------     --------
BALANCE, DECEMBER 31, 1994             4,724       $  8,736       $    409       $   (182)      $ (2,055)      $  6,908

Issuance of common stock in
   connection with purchase of
   Imperial Bottle Company               218            409           (409)                                           -

Issuance of common stock in
   connection with severance
   of an executive officer                20             20                                                          20

Issuance of common stock
   in connection with sales of
   common stock, net of
   offering costs of $124              2,400          1,676                                                       1,676

Issuance of common stock in
   connection with purchase of
   Certified Pure Water                  333            250                                                         250

Translation adjustments                                                              (236)                         (236)

Net loss                                                                                          (1,400)        (1,400)
                                    --------       --------       --------       --------       --------       --------

BALANCE, DECEMBER 31, 1995             7,695         11,091              -           (418)        (3,455)         7,218

Issuance of common stock
   in connection with sales of
   common stock, net of
   offering costs of $33                 350            230                                                         230

Translation adjustments                                                               (42)                          (42)

Net loss                                                                                            (481)          (481)
                                    --------       --------       --------       --------       --------       --------

BALANCE, DECEMBER 31, 1996             8,045       $ 11,321       $      -       $   (460)      $ (3,936)      $  6,925
                                    --------       --------       --------       --------       --------       --------
                                    --------       --------       --------       --------       --------       --------




THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS FINANCIAL STATEMENT.

                                 HARMONY BROOK, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS DESCRIPTION

    Harmony Brook, Inc. (the Company) develops, manufactures, markets, distributes and operates equipment which processes ordinary tap water into high-quality drinking water at the point of use. The Company's principal product line consists of the Harmony Brook-Registered Trademark- Premium Drinking Water system, a self-serve dispensing system for use in supermarkets and other retail locations. In January 1994, the Company established a wholly owned subsidiary in Mexico where the Company has installed its equipment in supermarket and retail store locations.

    The Company commenced operations in late 1989. Under the Company's revenue sharing leases, systems are leased to supermarkets and other retailers who pay a fee based on the amount of water used or dispensed. In addition to such leasing arrangements, the Company engages in the sale of its manufactured equipment to licensed dealers. The Company maintains field offices in various parts of the United States and Mexico, and also distributes its products through a network of independent dealers. The Company sells a line of one, two, three and five gallon containers to be used with its systems and sells containers to third parties on a wholesale basis.

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements for the years ended December 31, 1996 and 1995, include the accounts of the Company and its wholly-owned Mexican subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

FOREIGN CURRENCY TRANSLATION

    Financial position and results of operations of the Company's Mexican subsidiary are measured using local currency as the functional currency. Assets and liabilities of the subsidiary are translated at the exchange rate in effect at the end of the period.

    Statement of operations accounts are translated at the average rates of exchange prevailing during the period. Translation adjustments arising from the use of differing exchange rates are included in the cumulative foreign currency translation adjustments account in shareholders' equity. Sales by the Company's Mexican subsidiary are negotiated, invoiced and paid in New Pesos.

    Effective January 1, 1997, the Mexican subsidiary will be accounted for as a hyperinflationary economy and use the U.S. dollar as the functional currency. Therefore, certain assets and liabilities will be translated at historical exchange rates and all translation gains and losses included in the Company's Consolidated Statement of Operations.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant areas which require the use of management's estimates relate to the determination of allowances for uncollectible accounts receivable and obsolete inventories, estimated useful lives of dispensing equipment for computing depreciation and amortization, recoverability of long-lived assets, and the valuation allowance for deferred tax assets.

                                 HARMONY BROOK, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents consist of checking accounts and a money market fund, substantially all of which are held in one depository institution. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

INVENTORIES

    Inventories consist of bottles and also raw materials and spare parts expected to be used in the production of equipment for sale to dealers and are stated at the lower of cost or market. Cost is determined using standard costs, which approximate the first-in, first-out method.

PROPERTY AND EQUIPMENT

    Property and equipment, which includes raw materials and spare parts expected to be used in the production of dispensing equipment to be placed in customer locations under revenue sharing leases and dispensing equipment awaiting installation, are stated at cost. The cost of dispensing equipment includes actual raw material costs plus an allocation of labor and overhead costs. Except for dispensing equipment, depreciation and amortization is computed using the straight-line method over estimated useful asset lives of three to seven years. Depreciation and amortization of dispensing equipment begins once the equipment is installed and is computed using the greater of an amount calculated using the units-of-production (i.e., gallons of water produced) method or 25% of that which would have been recorded using the straight-line method based on an estimated useful life of 12 years.

    When property and equipment is retired from service or otherwise disposed of, the cost and related accumulated depreciation and amortization are removed from the asset accounts with the resulting gain or loss included in operations. Expenditures for maintenance and repairs which do not improve or extend the life of the respective assets are expensed as incurred. The Company reviews property and equipment on a quarterly basis in order to assess recoverability based on projected income and related cash flows on an undiscounted basis.

OTHER ASSETS

    Other assets consist primarily of the excess of acquisition cost over the fair value of the net assets acquired (goodwill), which is amortized on a straight-line basis over 10 years. The Company reviews goodwill on a quarterly basis in order to assess recoverability based on projected income and related cash flows on an undiscounted basis.

PREFERRED STOCK

    The Company's Articles of Incorporation, as amended on March 1, 1993, authorizes the issuance of 5,000,000 shares of preferred stock. The rights, preferences and privileges of the authorized shares may be established by the Board of Directors without further action by the holders of the Company's common stock. As of December 31, 1996, none has been issued.

                                 HARMONY BROOK, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REVENUE RECOGNITION

    Contracted revenue sharing, which represents revenues from dispensing equipment under operating lease agreements, is recognized as the water is sold to the customer. Revenues from bottle sales and equipment sales are recognized upon shipment or delivery of services. Accounts receivable from customers are uncollateralized.

INCOME TAXES

    The Company utilizes the asset and liability method of accounting for income taxes whereby deferred taxes are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

LOSS PER SHARE

    Loss per share is computed using the weighted average number of shares of common stock outstanding. Common stock equivalents are anti-dilutive.


2. ACQUISITION

    On December 14, 1995, the Company acquired certain assets of Certified Pure Water of Illinois, Inc. (Certified Pure Water), an owner and operator of self-serve point of use water treatment equipment in northern Illinois with 49 existing customer locations, in exchange for 333,333 shares of common stock (valued at $250,000) and cash of $175,000. The acquisition has been accounted for as a purchase and, accordingly, the results of the operation of these units since December 14, 1995 have been included in the Company's financial statements.

    Unaudited pro forma data, as though the acquisition of Certified Pure Water's assets had been effective at the beginning of 1995 are as follows:


                                         1995
                                       --------
                        (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

Total revenues                         $ 7,400
Net Loss                               $(1,290)
Loss per share                           ($.24)

                               HARMONY BROOK, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   SELECTED BALANCE SHEET INFORMATION

     The following is selected balance sheet information as of December 31, 1996 and 1995:

                                                         1996           1995
                                                      --------        --------
                                                           (IN THOUSANDS)
     Accounts receivable:
     Trade                                            $  1,113        $  1,105
     Other                                                  13              12
                                                      --------        --------
                                                         1,126           1,117
     Less allowance for doubtful accounts                  (30)            (36)
                                                      --------        --------
        Accounts receivable, net                      $  1,096        $  1.081
                                                      --------        --------
                                                      --------        --------
     Inventories:
     Bottles                                          $    353        $    346
     Raw materials and spare parts                          82              78
                                                      --------        --------
         Inventories                                  $    435        $    424
                                                      --------        --------

     Property and equipment:
     Dispensing equipment                             $ 11,111        $ 10,204
     Furniture and office equipment                        378             328
     Vans and trucks                                       417             418
     Other, primarily manufacturing equipment              325             324
                                                      --------        --------
                                                        12,231          11,274

     Less accumulated depreciation
        and amortization                                (3,657)         (2,574)
                                                      --------        --------
                                                         8,574           8,700
     Raw materials and spare parts                         549             570
     Dispensing equipment awaiting installation            128             124
                                                      --------        --------
       Property and equipment, net                    $  9,251        $  9,394
                                                      --------        --------
                                                      --------        --------

     Other assets:
     Goodwill                                         $    782        $    782
     Other                                                 238             372
                                                      --------        --------
                                                         1,020           1,154

     Less accumulated amortization                       (298)            (256)
                                                      --------        --------
        Other assets, net                             $    722        $    898
                                                      --------        --------
                                                      --------        --------
     Accrued expenses:
     Accrued salaries and bonuses                     $    125        $     79
     Accrued vacation                                       99              75
     Other accrued expenses                                186             201
                                                      --------        --------
        Accrued expenses                              $    410        $    355
                                                      --------        --------
                                                      --------        --------


     Included in property and equipment above are dispensing and office equipment under capital lease obligations of $214,000, net of accumulated amortization of $131,000 at December 31, 1995.

                               HARMONY BROOK, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. FINANCING ARRANGEMENTS

     Long-term debt at December 31, 1996 and 1995, consists of the following:


                                                                               1996         1995
                                                                              -------      -------
                                                                                 (IN THOUSANDS)
     Note payable to leasing company, net of unamortized discount of $32,000 and $56,000 at December 31, 1996 and 1995,
      respectively, due in variable monthly principal installments through June, 1999, including accrued interest with a stated
      rate of 12.5% (effective rate of 16.5%), collateralized by specific dispensing equipment and related customer lease
      agreements. A board member and shareholder in the leasing
      company is also Chairman of the Board and a significant
      shareholder of the Company (see Note 11).                              $ 1,411       $ 1,611

     Term loan payable to bank, due in varying monthly install-
      ments through September 2000, including accrued interest at the bank's reference rate (8.25% at December 31, 1996 and
      8.50% at December 31, 1995) plus 3.25% (agreement
      amended and restated in February, 1997).                                 1,862         2,348

     Term loan payable to bank, due in varying monthly installments through August 1997 and one final payment of the remaining principal balance in September 1997, including accrued interest at the bank's reference rate (8.25% at December 31, 1996 and
      8.50% at December 31, 1995) plus 7% (agreement amended and
      restated in February, 1997).                                               767           967
                                                                             -------       -------
                                                                               4,040         4,926
     Less current portion                                                     (1,241)         (887)
                                                                             -------       -------
                                                                             $ 2,799       $ 4,039
                                                                             -------       -------
                                                                             -------       -------

     Prior to the amendment and restatement described in the following paragraphs, the bank agreement contained restrictive financial covenants which included, among others, requirements that the Company maintain a current ratio of at least .75 to 1, maintain an annual minimum coverage ratio of 1.1 to 1, achieve annual net income of at least $50,000 in 1996 and $300,000 in each successive year thereafter, maintain minimum levels of capital base, and maintain a minimum cash balance of $150,000 on deposit with the bank at all times, and which prohibited the Company from paying any dividends. At December 31, 1996, the Company was in violation of the net income, current ratio, cumulative net loss, minimum capital base and minimum coverage ratio covenants. The Company has obtained a written waiver from the bank waiving its right to accelerate repayment as part of an amended and restated loan agreement dated February 18, 1997 (see following two paragraphs).

     On February 18, 1997, the Company and the bank amended and restated its term loan agreement. The agreement combined both outstanding term loans into one term loan facility to be repaid in equal monthly principal installments plus accrued interest at the bank's reference rate plus 3.75 percent, with a final principal payment plus accrued interest due in February 2000. Borrowings under the amended and restated term loans are collateralized by substantially all of the Company's assets, subordinate to a leasing company's collateral interest in certain leased dispensing equipment. In addition, the bank agreement contains restrictive financial covenants which include, among others, that the Company maintain a current ratio of at least .75 to 1, maintain an annual minimum coverage ratio of 1.05 to 1, maintain a minimum cash balance of $150,000 on deposit with the bank at all times, and which prohibits the Company from paying any dividends.

                               HARMONY BROOK, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The amended and restated term loan agreement has a provision that if the Company did not obtain commitments for at least $1,000,000 of new subordinated debt financing by March 1, 1997, an event of default would occur. The agreement also requires that 30 percent of the gross proceeds of the subordinated debt are to be used to pay down the principal balance with its bank lender (see following paragraph).

     In February 1997, the Company obtained commitments for the purchase of a series of subordinated notes payable from shareholders and accredited investors sufficient to meet the provisions of the amended and restated term loan agreement. The notes bear interest at 14 percent payable monthly and are due in March 2000. In addition, warrants were offered in conjunction with the notes at the rate of one warrant for each $5.00 in notes payable. The notes are collateralized by a second lien on all of the Company's assets, subordinate to the bank and leasing company's interests.

     On July 28, 1995, the Company entered into a $200,000 bridge loan agreement bearing interest at 13% per annum with its Chairman. The Company borrowed $100,000 pursuant to this agreement on October 12, 1995. The entire principal balance was repaid on October 25, 1995 in conjunction with the sales of its common stock.

     On January 5, 1996, the Company and a leasing company amended their loan agreement. The amended loan agreement extended the payment terms and provides for escalating monthly principal payments plus accrued interest through June 1999. The leasing company received a new warrant for 300,000 shares of common stock which replaced a warrant for 200,000 shares of common stock that was canceled as part of this amended loan agreement (see Note 7).

     The Company believes that the amount recorded as long-term debt approximates its fair value at December 31, 1996.

     Principal maturities of long-term debt at December 31, 1996, which reflect the maturities in the February 1997 financing transactions, are as follows:

     YEARS ENDING
     DECEMBER 31,   (IN THOUSANDS)
        1997             $  1,241
        1998                1,055
        1999                  759
        2000                  985
                         --------
                         $  4,040
                         --------
                         --------

5. LEASES

AS LESSOR

     The Company leases dispensing equipment with a carrying value of $7,099,000 net of accumulated depreciation of $2,651,000 at December 31, 1996, to customers under cancelable operating leases with one to five year terms. Terms of the lease agreements provide both the Company and the lessee with the option to remove the equipment if, after six months, water sales are less than minimum levels. Monthly lease payments are based on actual usage and are subject to minimum payment amounts. The leases also require the Company to service and maintain the equipment.

                               HARMONY BROOK, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS LESSEE

     Certain office and production facilities, vehicles and office equipment are leased under noncancelable operating leases expiring at various dates through 2000. The minimum monthly rentals under these agreements vary from month-to-month because certain leases require the Company to pay a pro rata share of the lessor's operating costs. Also, certain leases are renewable at the Company's option. Future minimum lease payments on these leases are $192,000, $146,000, $58,000, $23,000 and $1,000 in 1997, 1998, 1999, 2000, and 2001, respectively.

     During 1996, the Company entered into various sale/leaseback agreements with certain shareholders and board members for dispensing equipment. These agreements were approved by the Company's principal bank lender under the terms that the equipment be installed and operated with one named chain customer and that the installations consist of newly manufactured equipment. Under the terms of the agreements, 27 systems were sold for $171,000 ($6,345 per system) and were leased back by the Company pursuant to five-year operating leases for placement and operation in one supermarket chain. The leases require a monthly payment of $4,000 ($140 per system) and requires the Company to service and maintain the equipment. The monthly payment per system can increase based on increases in the prime interest rate. In addition, the Company has the option to purchase the equipment at the end of the lease term for its fair market value. Deferred income of $82,000 is being amortized as a reduction of cost of revenues on a straight-line basis over the lease terms. At December 31, 1996, the unamortized portion of this deferred income included on the Company's balance sheet was $75,000.

     During 1991 and 1990, the Company entered into various sale-leaseback agreements with certain shareholders and Board members for dispensing equipment. All of these leases expired during 1996 and the Company exercised its option to purchase the equipment from the lessors at its fair market value for a total purchase price of $148,000.

     Rent expense was approximately $267,000 in 1996 and $514,000 in 1995, of which approximately $29,000 in 1996 and $250,000 in 1995 related to the sale-leaseback agreements with certain shareholders and Board members.

     The Company also leased certain property and equipment pursuant to terms of a master sale-leaseback agreement with a leasing company. A board member and shareholder in the leasing company is also Chairman of the Board and a significant shareholder of the Company. The capital lease agreements expired in December 1995 and March 1996.

6. INCOME TAXES

     The following summarizes the status of the Company's deferred income tax balances as of December 31:


                                     1996          1995
                                   -------        ------
                                     (IN THOUSANDS)

     Deferred tax asset            $  3,426       $3,039
     Deferred tax liability          (2,114)      (1,789)
                                   --------      -------
                                      1,312        1,250

     Valuation allowance             (1,312)      (1,250)
                                   --------      -------
     Net deferred tax asset        $      -      $     -
                                   --------      -------
                                   --------      -------

                               HARMONY BROOK, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The tax effect of temporary differences which give rise to deferred income taxes at December 31, are as follows:


                                              1996         1995
                                              ----         ----
                                                 (IN THOUSANDS)

     Net operating loss carryforwards       $  3,332     $  2,971
     Excess of tax over book depreciation     (2,094)      (1,775)
     Other, principally allowance for
        doubtful accounts and
        accrued expenses                          74           54
                                            --------     --------
                                            $  1,312     $  1,250
                                            --------     --------
                                            --------     --------

     At December 31, 1996, the Company has approximately $8,398,000 of net operating loss carryforwards for federal income tax reporting purposes which expire from 2007 to 2011. Certain corporate stock transactions into which the Company has entered will limit the amount of net operating loss carryforwards which may be utilized on an annual basis to offset taxable income in future periods.

7. STOCK OPTIONS AND WARRANTS

     On April 25, 1996, the Company adopted the 1996 Stock Option Plan (1996
Plan) which provides for a maximum of 350,000 shares of common stock available for grant. On April 20, 1995, the Company adopted the 1995 Stock Option Plan (1995 Plan) which provides for a maximum of 150,000 shares of common stock available for grant. On March 1, 1993, the Company adopted the 1993 Stock Option Plan (1993 Plan) which provides for a maximum of 150,000 shares of common stock available for grant. The 1996 Plan, 1995 Plan and the 1993 Plan (collectively "the Option Plans") are administered by the Compensation Committee of the Board of Directors (the Committee). The Option Plans provide that options granted thereunder may be either incentive stock options (ISOs) as defined by the Internal Revenue Code, or nonqualified stock options. Options may be granted to key employees and officers of the Company. The Committee determines who will receive options under the Option Plans and sets the terms. Options may have a maximum term of no more than ten years and have vesting periods of three years. The exercise price of all ISOs granted under the Option Plans must be at least equal to the fair market value of the Company's common stock on the date of grant. The exercise price may be paid in cash, options, or shares of previously owned common stock. If an option expires, terminates or is canceled, the shares not purchased thereunder may become available for additional option awards under the Option Plans. The 1996 Plan, 1995 Plan and the 1993 Plan expire on April 24, 2006, April 19, 2005 and February 28, 2003, respectively.

     On March 1, 1993, the Company also adopted the Outside Directors' Nonqualified Stock Option Plan (the Directors Plan) which is administered by the Board of Directors (the Board). Options are to be granted to only those directors of the Company who are not members of management. The maximum number of shares of common stock available for grant under the Directors Plan is 75,000. The Directors Plan provides for automatic annual grants to each outside director of options to purchase 2,000 shares with an exercise price equal to the fair market value on the date of grant. Options may have a term of no more than ten years and vest at the rate of 20% of the original grant per year. The exercise price may be paid in cash, options or shares of previously owned common stock. The Directors Plan expires on February 28, 2003.

     In addition, the Board granted to certain directors nonqualified stock options to purchase 60,000 shares of the Company's common stock at $3.00 per share on March 1, 1993. In 1994, 10,000 of these stock options were forfeited. These options were not granted under any of the plans discussed above and vest at the rate of 20% per year over five years.

                               HARMONY BROOK, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Option activity is summarized below. Aggregate activity related to the 1996 Plan, 1995 Plan, 1993 Plan and Directors Plan is presented separately from other option activity.

                                                                         OPTIONS OUTSTANDING
                                                  OPTIONS AVAILABLE   ------------------------       WEIGHT AVERAGE
                                                      FOR GRANT         PLANS          OTHER         PRICE PER SHARE
                                                 ------------------    --------       --------      ---------------
   BALANCE AT DECEMBER 31, 1994                        152,000           73,000         50,000           $2.95
   Options available under 1995 Plan                   150,000
   Granted                                            (234,800)         234,800                          $1.34
   Forfeited                                            20,200          (20,200)                          $.94
                                                      --------         --------       --------

   BALANCE AT DECEMBER 31, 1995                         87,400          287,600         50,000           $1.63
   Options available under 1996 Plan                   350,000
   Granted                                            (340,600)         340,600                           $.89
   Forfeited                                            17,467          (17,467)                         $1.00
                                                      --------         --------       --------

   BALANCE AT DECEMBER 31, 1996                        114,267          610,733         50,000           $1.27
                                                      --------         --------       --------
                                                      --------         --------       --------


The following summarizes information about stock options outstanding at December 31, 1996:


                                              OPTIONS OUTSTANDING                                        OPTIONS EXERCISABLE
                       -----------------------------------------------------------------         ---------------------------------
                                               WEIGHTED-AVG.
   RANGE OF EXERCISE       NUMBER                 REMAINING               WEIGHTED-AVG.           NUMBER            WEIGHTED-AVG.
       PRICES           OUTSTANDING            CONTRACTUAL LIFE           EXERCISE PRICE         EXERCISABLE        EXERCISE PRICE
   --------------       -----------            ---------------            --------------         -----------        --------------
   $0.69 to $1.38         520,733                 9.2 years                   $0.95                 63,876            $1.05
   $1.75 to $3.00         140,000                 7.1 years                   $2.46                 64,667            $2.63
                         ----------                                                               ----------
   $0.69 to $3.00         660,733                 8.0 years                   $1.27                 128,543           $1.84
                         ----------                                                               ----------
                         ----------                                                               ----------

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, a new standard of accounting and reporting for stock-based compensation plans. The Company has adopted this new standard in 1996. The Company has continued to measure compensation cost for its stock option plans using the intrinsic value-based method of accounting it has historically used and, therefore, the new standard has no effect on the Company's operating results.

     Had the Company used the fair value-based method of accounting for its stock option plans beginning in 1995 and charged compensation cost against operations over the vesting period, based on the fair value of options at the date of grant, net loss and net loss per share for 1996 and 1995 would have been the following pro forma amounts:


                                    1996         1995
                                  --------    ----------
                                       (IN THOUSANDS)
     Net loss                     $  (599)    $  (1,463)
     Net loss per share           $ (0.08)    $   (0.27)

     The pro forma information above only includes stock options granted in 1995 and 1996. Compensation expense under the fair value-based method of accounting will increase over the next few years as additional stock option grants are considered.

                               HARMONY BROOK, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company used the Black-Scholes option pricing model to value its options using the following assumptions: risk free interest rates ranging from 5.7% to 7.8%, expected life of the options of five years, expected volatility of 54.5%, and no expected dividends. The weighted average fair value of options on the date of grant was $0.79 and $0.48 for options granted in 1995 and 1996, respectively.

     On December 6, 1996, the Company's Board of Directors authorized the cancellation of outstanding incentive stock options and reissuance of new options to current employees excluding those employees who are also Directors. This action by the Board is subject to acceptance by each employee. The reissued options will have an exercise price of $.63 per share. If all employees elect to cancel their outstanding options in return for new options, options covering 249,733 shares at a weighted average exercise price of $.63 per share would replace options covering 249,733 shares at a weighted average exercise price of $.99 per share. All reissued options will be ten-year options with a vesting period of three years beginning on December 6, 1996.

     The Company has issued stock warrants to shareholders and others in conjunction with various financing activities. Net proceeds from the issuance of the note payable and related warrants in 1994 were allocated based on the relative fair values on the issue date. All warrants are fully vested with the holder.


Warrant activity is summarized as follows:


                                                                WEIGHT AVERAGE
                                     WARRANTS  OUTSTANDING      PRICE PER SHARE
                                     ---------------------      ---------------
BALANCE AT DECEMBER 31, 1994             792,387                       $3.02
Expired                                  (35,555)                      $2.81
                                      ----------

BALANCE AT DECEMBER 31, 1995             756,832                       $3.03
Cancelled                               (200,000)                      $3.31
Reissued                                 300,000                       $1.05
                                     -----------

BALANCE AT DECEMBER 31, 1996             856,832                       $2.27
                                     -----------
                                     -----------

     At December 31, 1996, warrants for 300,000 shares were exercisable at $1.05 per share.

     On January 5, 1996, the Company entered into an agreement with a leasing company (see Note 4) which included canceling a prior warrant for 200,000 shares exercisable at $3.31 per share and reissuing a new warrant for 300,000 exercisable at $1.05 per share.

8. NON-CASH INVESTING AND FINANCING ACTIVITIES

     During 1995, the Company had the following non-cash investing and financing activities costs:

     -    In connection with the acquisition of Certified Pure Water (see Note
          2) the Company issued 333,333 shares of common stock (valued at $250,000) as partial consideration.

     - In November 1995, the Company restructured its outstanding debt with its principal lender to combine a term loan with a balance of $2,000,000, a revolving credit loan balance of $350,000 and a vehicle loan balance of $83,000 into a five year term loan. In addition, a $1,000,000 bridge loan agreement was converted into a term loan.

                               HARMONY BROOK, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     - As part of the sale of the Company's common stock, the $100,000 borrowed from the Company's Chairman under a bridge loan agreement was converted to 133,333 shares of common stock (see Note 4).

     - In connection with the acquisition of Imperial Bottle Company in February 1994 the Company issued 217,422 shares of common stock (valued at $409,000) as additional consideration.

9. EMPLOYEE BENEFIT PLAN

     The Company sponsors a defined contribution benefit plan which qualifies under section 401(k) of the Internal Revenue Code and covers employees who meet certain age and service requirements. Employee contributions are limited to 15% of their compensation, subject to yearly limitations. Employer contributions are made at the discretion of the Company's Board of Directors. Company contributions in 1996 and 1995 were $4,000 and $3,000, respectively.


10. CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMER

     The Company's largest customer accounted for approximately 12% and 10% of accounts receivable as of December 31, 1996 and 1995, respectively. This customer also accounted for approximately 14% of revenues in 1996 and less than 10% in 1995.

11. OTHER RELATED PARTY TRANSACTIONS

     During 1996 and 1995, the Company had equipment sales of $7,000 and $74,000, respectively, to a leasing company whose Board member and shareholder is also Chairman of the Board and a significant shareholder of the Company. Accounts receivable from this customer at both December 31, 1996 and 1995 were $0.

12. GEOGRAPHIC SEGMENTS

     The Company operates in one industry segment as described in Note 1. Financial information, summarized by geographic area, is as follows:

                                 1996          1995
                              ----------    ----------
                                   (IN THOUSANDS)
     Total Revenues
       U.S.                   $    7,825    $    6,882
       Mexico                        491           293
                              ----------    ----------
          Total               $    8,316    $    7,175
                              ----------    ----------
                              ----------    ----------

     Operating income (loss)
       U.S.                   $      147    $     (659)
       Mexico                          3           (75)
                              ----------    ----------
          Total               $      150    $     (734)
                              ----------    ----------
                              ----------    ----------
     Identifiable Assets
       U.S.                   $   11,262    $   12,357
       Mexico                        665           596
                              ----------    ----------
          Total               $   11,927    $   12,953
                              ----------    ----------
                              ----------    ----------

13.  QUARTERLY DATA (UNAUDITED AND UNREVIEWED)


                                    FIRST         SECOND        THIRD        FOURTH          YEAR
                                 ---------        --------     --------     ----------     --------
                                              (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
    Revenues
    1996                           $1,882          $2,107       $2,288       $2,039         $8,316
    1995                           $1,562          $1,773       $2,068       $1,772         $7,175

    Gross Profit
    1996                           $1,003          $1,113       $1,250       $1,067         $4,433
    1995                           $  807          $  906       $1,081       $  964         $3,758

    Operating Income (Loss)
    1996                           $  (58)         $   89       $  168       $  (49)        $  150
    1995                           $ (330)         $ (342)      $   37       $  (99)        $ (734)

    Net (Loss) Income
    1996                           $ (225)         $  (73)      $   17       $ (200)        $ (481)
    1995                           $ (455)         $ (512)      $ (156)      $ (277)        $(1,400)

    Loss Per Share
    1996                           $(0.03)         $(0.01)      $ 0.00       $(0.02)        $(0.06)
    1995                           $(0.09)         $(0.10)      $(0.03)      $(0.04)        $(0.26)


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ACCOUNTING
AND FINANCIAL DISCLOSURE.

     No changes in accountants or disagreements between the Registrant and its accountants regarding accounting principles or financial statement disclosures have occurred within the twenty-four months prior to the date of Registrant's most recent financial statements.


                                    PART III

------------------------------------------------------------------------------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
        SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     See the Registrant's Proxy Statement for the 1997 Annual Meeting of Shareholders filed with the Commission on March 20, 1997, referenced on page 2 of this Form 10-KSB.

ITEM 10. EXECUTIVE COMPENSATION

     See the Registrant's Proxy Statement for the 1997 Annual Meeting of Shareholders filed with the Commission on March 20, 1997, referenced on page 2 of this Form 10-KSB.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     See the Registrant's Proxy Statement for the 1997 Annual Meeting of Shareholders filed with the Commission on March 20, 1997, referenced on page 2 of this Form 10-KSB.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See the Registrant's Proxy Statement for the 1997 Annual Meeting of Shareholders filed with the Commission on March 20, 1997, referenced on page 2 of this Form 10-KSB.

ITEM 13. EXHIBITS LIST AND REPORTS ON FORM 8-K

(a) Exhibits.

     The following exhibits are included with this Annual Report on Form 10-KSB (or incorporated by reference) as required by Item 601 of Regulation S-B.

EXHIBIT NO.   DESCRIPTION
------------  ------------

(3.1)         Restated Articles of Incorporation of Harmony Brook, Inc.
              effective March 1, 1993. (Incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form SB-2, Registration No.33-59330C the "Registrant's Registration Statement".)
(3.2)* Articles of Amendment of the Restated Articles of Incorporation of Harmony Brook, Inc. effective April 25, 1996.
(3.3)         Second Amended and Restated By-Laws of Harmony Brook, Inc.
              effective January 21, 1994. (Incorporated by reference to Exhibit 3 to the Registrant's Quarterly Report on form 10-QSB for the quarter ended March 31, 1994.)
(4.1) Restated Articles of Incorporation and Second Amended and Restated By-Laws of Harmony Brook, Inc. (See Exhibits 3.1,
              3.2 and 3.3.)
(4.2) Specimen of Common Stock Certificate. (Incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Registrant's Registration Statement on Form SB-2, Registration No. 33-59330C filed April 8, 1993 ("Amendment No. 1 to the Registrant's Registration Statement").)
(4.3) Loan Agreement dated February 1, 1994 between Harmony Brook, Inc. and Sunrise Leasing Corporation including Warrant. (Incorporated by reference to Exhibit 4.3 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1993.)
(4.4)* Second Amended and Restated Letter Loan Agreement dated as of February 18, 1997 between Harmony Brook, Inc. and First Bank National Association, including Term Note.
(10.1) Warrant to purchase 110,166 shares of Common Stock dated April 23, 1993 granted to John G. Kinnard and Company, Incorporated. (Incorporated by reference to Exhibit 1.1 to Amendment No. 2 to Registrant's Registration Statement on Form SB-2 filed April 22, 1993.)
(10.2) Warrant to purchase 133,333 shares (pre-split) of Common Stock dated June 11, 1992 granted to John G. Kinnard and Company, Incorporated. (Incorporated by reference to Exhibit
              10.1 to the Registrant's Registration Statement.)
(10.3) Warrant to purchase 44,444 shares (pre-split) of Common Stock dated December 10, 1992 granted to Donald R. Brattain. (Incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement.)
(10.4) Warrant and First Amendment to Warrant each dated February 22, 1993, granted to Donald R. Brattain. Warrants and First Amendments that were identical to Mr. Brattain's were also granted to the other persons referenced in the description of Exhibit 10.4 above, except that the number of Warrants granted were, respectively 40,000 for Linnea Van Dyne, 20,000 for Bill G. Johnson, 80,000 for Founding Partners II Limited Partnership, 40,000 for W. William Bednarczyk, 40,000 for Karen Ohman, 10,000 for Michael R. Knox, 40,000 for Cherry Tree Ventures IV and 4,000 for Craig Forsman. (Incorporated by reference to Exhibit 10.6 to the Registrant's Registration Statement.)
(10.5) Harmony Brook, Inc. Outside Directors Nonqualified Stock Option Plan. (Incorporated by reference to Exhibit 10.10 to the Registrant's Registration Statement.)
(10.6) Office/Warehouse Lease dated July 22, 1993, between Harmony Brook, Inc. and Opus Corporation. (Incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on
              Form 10-KSB for the year ended December 31, 1993.)
(10.7) Master Lease Agreement dated November 21, 1991, between Harmony Brook, Inc. and Sunrise Leasing Corporation. (Incorporated by reference to Exhibit 10.17 to the Registrant's Registration Statement.)
(10.8) Form of Lease Agreement (Bulk Water Processing and Dispensing Equipment). (Incorporated by reference to Exhibit
              10.23 to the Registrant's Registration Statement.)
(10.9) Form of Non-Exclusive Dealer Agreement. (Incorporated by reference to Exhibit 10.24 to the Registrant's Registration Statement.)
(10.10) Form of Service Distributor Agreement. (Incorporated by reference to Exhibit 10.25 to the Registrant's Registration Statement.)
(10.11) Option Agreement to Purchase 10,000 shares between Harmony Brook, Inc. and Donald R. Brattain dated March 1993. Option Agreements to Purchase that were identical to Mr. Brattain's were also entered into with Messrs. Gordon F. Stofer, Patrick J. Norton, Bill G. Johnson, Burton J. McGlynn and David A. Henderson. (Incorporated by reference to Exhibit
              10.28 to Amendment No. 1 to the Registrant's Registration Statement.)

(10.12) First Amendment to Loan Agreement dated January 5, 1996, between Harmony Brook, Inc. and Sunrise Financial Resources, Inc. (Incorporated by reference to Exhibit 10.25 to Registrant's Registration Statement on Form SB-2, Registration No. 33-96078.)
(10.13) Warrant to purchase 300,000 shares of Common Stock, dated January 5, 1996 granted to Sunrise Financial Resources, Inc. (Incorporated by reference to Exhibit 10.26 to Registrant's Registration Statement on Form SB-2, Registration No. 33-96078.)
(13)*         Annual Report to Shareholders for period ended December 31,
              1996.
(16) Letter on Change in Accounting Principles. (Incorporated by reference to Exhibit 10.29 to Amendment No. 1 to Registrant's Registration Statement.)
(21) Subsidiaries of Registrant, Harmony Brook de Mexico, S.A. de C.V. (Incorporated by reference to Exhibit 21 to Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1993.)
(24)*         Powers of Attorney
(27)*         Financial Data Schedule

(b)           REPORTS ON FORM 8-K.
              None

* Denotes previously unfiled documents.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     HARMONY BROOK, INC.


                                                    By  /s/ James C. Hawley
                                                       ------------------------
                                                       James C. Hawley,
                                                        President and
                                                       Chief Executive Officer

Dated: March 12, 1997.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has also been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ James C. Hawley                                 Dated:  March 12, 1997
---------------------------------------------
James C. Hawley, President and Chief Executive
Officer, Chief Financial Officer and Director
(principal executive officer)



/s/ Donald R. Brattain                              Dated:  March 12, 1997
---------------------------------------------
Donald R. Brattain, Director



/s/ Carl J. Werner                                  Dated:  March 12, 1997
---------------------------------------------
Carl J. Werner, Controller
(principal accounting & financial officer)


Bill G. Johnson                            )
David Henderson                            )
Gordon F. Stofer                           )        Directors*
Burton J. McGlynn                          )
William R. Griffin                         )

* This Annual Report on Form 10-KSB has been signed by the undersigned as attorneys-in-fact on behalf of each person so indicated pursuant to a power of attorney duly executed by each such person.



By /s/ James C. Hawley                     By /s/ Donald R. Brattain
   -------------------------------            ----------------------------
    James C. Hawley                            Donald R. Brattain
    Attorney-in-Fact                           Attorney-in-Fact

                                  INDEX TO EXHIBITS



EXHIBIT NO.   DESCRIPTION OF EXHIBIT                                    PAGE NO.
-----------   ----------------------                                    --------

(3.1)         Restated Articles of Incorporation of Harmony Brook, Inc.
              effective March 1, 1993 (Incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form SB-2, Registration No. 33-59330C the "Registrant's Registration Statement".)
(3.2)* Articles of Amendment of the Restated Articles of Incorporation of Harmony Brook, Inc. effective April 25, 1996.
(3.3)         Second Amended and Restated By-Laws of Harmony Brook, Inc.
              effective January 21,1994. (Incorporated by reference to Exhibit 3 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1994.)
(4.1) Amended and Restated Articles of Incorporation and Second Restated By-Laws of Harmony Brook, Inc. (See Exhibits 3.1,
              3.2 and 3.3.)
(4.2) Specimen of Common Stock Certificate. (Incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Registrant's Registration Statement on Form SB-2, Registration No. 33-59330C filed April 8, 1993 ("Amendment No. 1 to the Registrant's Registration Statement").)
(4.3) Loan Agreement dated February l, 1994 between Harmony Brook, Inc. and Sunrise Leasing Corporation including Warrant. (Incorporated by reference to Exhibit 4.3 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1993.)
(4.4)* Second Amended and Restated Letter Loan Agreement dated as of February 18, 1997 between Harmony Brook, Inc. and First Bank National Association, including Term Note.
(10.1) Warrant to purchase 110,166 shares of Common Stock dated April 23, 1993 granted to John G.Kinnard and Company, Incorporated. (Incorporated by reference to Exhibit 1.1 to Amendment No. 2 to Registrant's Registration Statement on Form SB-2 filed April 22, 1993.)
(10.2) Warrant to purchase 133,333 shares (pre-split) of Common Stock dated June ll, 1992 granted to John G. Kinnard and Company, Incorporated. (Incorporated by reference to Exhibit
              10.1 to the Registrant's Registration Statement.)
(10.3) Warrant to purchase 44,444 shares (pre-split) of Common Stock dated December 10, 1992 granted to Donald R. Brattain. (Incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement.)
(10.4) Warrant and First Amendment to Warrant each dated February 22, 1993, granted to Donald R. Brattain. Warrants and First Amendments that were identical to Mr. Brattain's were also granted to the other persons referenced in the description of Exhibit 10.4 above, except that the number of Warrants granted were, respectively, 40,000 for Linnea Van Dyne, 20,000 for Bill G. Johnson, 80,000 for Founding Partners II Limited Partnership, 40,000 for W. William Bednarczyk, 40,000 for Karen Ohman, 10,000 for Michael R. Knox, 40,000 for Cherry Tree Ventures IV and 4,000 for Craig Forsman. (Incorporated by reference to Exhibit 10.6 to the Registrant's Registration Statement.)
(10.5) Harmony Brook, Inc. Outside Directors Non-qualified Stock Option Plan. (Incorporated by reference to Exhibit 10.10 to the Registrant's Registration Statement.)
(10.6) Office/Warehouse Lease dated July 22, 1993, between Harmony Brook, Inc. and Opus Corporation. (Incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1993.)
(10.7) Master Lease Agreement dated November 21, 1991, between Harmony Brook, Inc and Sunrise Leasing Corporation. (Incorporated by reference to Exhibit 10.17 to the Registrant's Registration Statement.)
(10.8) Form of Lease Agreement (Bulk Water Processing and Dispensing Equipment) (Incorporated by reference to Exhibit
              10.23 to the Registrant's Registration Statement.)
(10.9) Form of Non-Exclusive Dealer Agreement. (Incorporated by reference to Exhibit 10.24 to the Registrant's Registration Statement.)
(10.10) Form of Service Distributor Agreement. (Incorporated by reference to Exhibit 10.25 to the Registrant's Registration Statement.)
(10.11) Option Agreement to Purchase 10,000 shares between Harmony Brook, Inc. and Donald R. Brattain dated March 1993. Option Agreements to Purchase that were identical to Mr. Brattain's were also entered into with Messrs. Gordon F. Stofer, Patrick J. Norton, Bill G. Johnson, Burton J. McGlynn and David A. Henderson. (Incorporated by reference to Exhibit
              10.28 to Amendment No. 1 to the Registrant's Registration
(10.12) First Amendment to Loan Agreement dated January 5, 1996, between Harmony Brook, Inc. and Sunrise Financial Resources, Inc. (Incorporated by reference to Exhibit 10.25 to Registrant's Registration Statement on Form SB-2, Registration No. 33-96078.)

(10.13) Warrant to purchase 300,000 shares of Common Stock, dated January 5,1996 granted to Sunrise Financial Resources, Inc. (Incorporated by reference to Exhibit 10.26 to Registrant's Registration Statement on Form SB-2, Registration No. 33-96078.)
(13)*         Annual Report to Shareholders for the year ended December
              31, 1996.
(16) Letter on Change in Accounting Principles. (Incorporated by reference to Exhibit 10.29 to Amendment No. 1 to Registrant's Registration Statement.)
(21) Subsidiaries of Registrant, Harmony Brook de Mexico, S.A. de C.V. (Incorporated by reference to Exhibit 21 to Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1993.)
(24)*         Powers of Attorney.
(27)*         Financial Data Schedule

* Denotes previously unfiled documents.