Form 10QSB
period 1997-03-31
HARMONY BROOK INC
filed 1997-05-13
CIK 878208

                       U. S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                     FORM 10-QSB

                [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended March 31, 1997

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

     Common Stock - 8,045,161 shares, no par, outstanding as of May 10, 1997

                                 HARMONY BROOK, INC.
                                     FORM 10-QSB

                                        Index



                                                                          Page
                                                                         Number
                                                                         ------
                            Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

     Condensed Consolidated Statements of Operations for the three
       months ended March 31, 1997 and 1996 (Unaudited)                        1

     Condensed Consolidated Balance Sheets as of March 31, 1997
       (Unaudited) and December 31, 1996                                       2

     Condensed Consolidated Statements of Cash Flows for the three
       months ended March 31, 1997 and 1996 (Unaudited)                        3

     Notes to Condensed Consolidated Financial Statements (Unaudited)          4


Item 2 - Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                                 6



                             Part II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders                  10

Item 6 - Exhibits and Reports on Form 8-K                                     10

FORM 10-QSB
Part I - Financial Information
Item 1 - Financial Statements

                             HARMONY BROOK, INC.
              Condensed Consolidated Statements of Operations
                               (Unaudited)
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 Three Months
                                                                Ended March 31,
                                                              -----------------
Revenues:                                                      1997       1996
                                                              ------     ------
  Contracted revenue sharing                                  $1,443     $1,398
  Bottle sales                                                   465        432
  Equipment sales                                                 93         52
                                                              ------     ------
                                                               2,001      1,882
Cost of revenues:
  Contracted revenue sharing                                     577        560
  Bottle sales                                                   313        282
  Equipment sales                                                 70         37
                                                              ------     ------
    Gross profit                                               1,041      1,003

Selling, general and administrative expenses:
  Field office                                                   693        670
  Corporate                                                      394        391
                                                              ------     ------
    Operating loss                                               (46)       (58)

Other expense - net                                              153        168
                                                              ------     ------

    Net loss                                                   ($199)     ($226)
                                                              ------     ------
                                                              ------     ------

Loss per share                                                ($0.02)    ($0.03)
                                                              ------     ------
                                                              ------     ------

Number of shares used to compute
  per share amounts                                            8,045      7,791
                                                              ------     ------
                                                              ------     ------

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

FORM 10-QSB
Part I - Financial Information
Item 1 - Financial Statements

                             HARMONY BROOK, INC.
                   Condensed Consolidated Balance Sheets
                                (Unaudited)
                               (IN THOUSANDS)

                                              March 31, 1997  December 31, 1996
                                              --------------  -----------------
ASSETS
Current assets:
   Cash and cash equivalents                            $603               $377
   Accounts receivable, net                            1,152              1,096
   Inventories                                           420                435
   Other current assets                                   48                 46
                                              --------------  -----------------
   Total current assets                                2,223              1,954

Property and equipment, net                            9,252              9,251
Other assets                                             694                722
                                              --------------  -----------------
    Total assets                                     $12,169            $11,927
                                              --------------  -----------------
                                              --------------  -----------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt and
      capital lease obligations                         $852             $1,243
   Accounts payable                                      597                474
   Accrued expenses                                      332                410
   Deferred income                                        16                 16
                                              --------------  -----------------
      Total current liabilities                        1,797              2,143

Long-term debt and capitalized lease
   obligations, less current portion                   3,591              2,800
   Deferred income, less current portion                  55                 59
                                              --------------  -----------------
      Total liabilities                                5,443              5,002

Shareholders' equity:
   Common stock, no par value, 20,000 shares
      authorized, 8,045 issued and outstanding
      March 31, 1997 and December 31, 1996            11,321             11,321
   Cumulative foreign currency translation
       adjustments                                      (460)              (460)
   Accumulated deficit                                (4,135)            (3,936)
                                              --------------  -----------------
       Total shareholders' equity                      6,726              6,925
                                              --------------  -----------------
       Total liabilities and shareholders'
           equity                                    $12,169            $11,927
                                              --------------  -----------------
                                              --------------  -----------------

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

FORM 10-QSB
Part I - Financial Information
Item 1 - Financial Statements

                             HARMONY BROOK, INC.
               Condensed Consolidated Statements of Cash Flows
                               (Unaudited)
                              (IN THOUSANDS)
                                                              For Three Months
                                                               Ended March 31
                                                             -------------------
                                                               1997       1996
                                                             -------     -------
Cash flows from operating activities:
   Net loss                                                  ($199)       ($226)
   Adjustments to reconcile net loss to net cash
      provided by operating activities:
      Depreciation and amortization                            338          388
      Amortization of deferred income                           (4)          -
      Provision for doubtful accounts                            5           3
      Provision for inventory obsolesence                        7          10
      Amortization of discount on note payable                   6           6
   Changes in operating assets and liabilities:
      Accounts receivable                                      (46)        (60)
      Inventories                                               13          14
      Other current assets                                      (2)         17
      Accounts payable                                         123         (12)
      Accrued expenses                                         (77)         (9)
                                                             ------     ------
         Net cash provided by operating activities             164         131
                                                             ------     ------

Cash flows from investing activities:
   Purchase and manufacture of property and equipment         (318)       (478)
   Increase in other assets                                    (14)        (27)
                                                             ------     ------
         Net cash used in investing activities                (332)       (505)
                                                             ------     ------
Cash flows from financing activities:
   Proceeds from issuance of long-term debt                    825           -
   Principal payments on long-term debt
      and capitalized lease obligations                       (431)       (175)
      Net proceeds from sales of common stock                    -         230
                                                             ------     ------
         Net cash provided by financing activities             394          55
                                                             ------     ------
Effect of exchange rate changes on cash                          -         (13)
                                                             ------     ------
Net increase (decrease) in cash and cash equivalents           226        (332)

Cash and cash equivalents at beginning of period               377       1,101
                                                             ------     ------

Cash and cash equivalents at end of period                   $ 603      $  769
                                                             ------     ------
                                                             ------     ------
Supplemental cash flow information:
    Cash paid for interest charges                           $ 107      $  136
                                                             ------     ------
                                                             ------     ------

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

FORM 10-QSB
Part I - Financial Information
Item 1 - Financial Statements

                 Notes to Condensed Consolidated Financial Statements
                                     (Unaudited)


1.  BASIS OF PRESENTATION

The condensed consolidated financial statements included in this Form 10-QSB have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the financial statements and related footnotes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996, previously filed with the Commission.

The consolidated financial statements presented herein for the three months ended March 31, 1997 and 1996, reflect, in the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of financial position and the results of operations for the periods presented. The results of operations for the interim period are not necessarily indicative of the operating results to be expected for the full year.


2.  INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using standard costs, which approximate the first-in, first-out method. Inventories at March 31, 1997 and December 31, 1996 consisted of the following:

                                                (IN THOUSANDS)
                                        March 31, 1997   December 31, 1996
                                        --------------   -----------------
     Bottles                                $332               $353

     Raw materials, expected to be
       sold to customers as equipment
       sales                                  88                 82
                                            ----               ----
       Total                                $420               $435
                                            ----               ----
                                            ----               ----

3.  FINANCING ARRANGEMENTS

On February 18, 1997, the Company and its principal bank lender amended and restated its term loan agreement. The agreement combined two outstanding term loans into one term loan facility to be repaid in equal monthly principal installments plus accrued interest at the bank's reference rate plus 3.75 percent, with a final principal payment plus accrued interest due in February 2000. Borrowings under the amended and restated term loan are collateralized by substantially all of the Company's assets, subordinate to a leasing company's collateral interest in certain leased dispensing equipment. The agreement also contains a provision that if the Company did not obtain commitments for at least $1,000,000 of new subordinated debt financing by March 1, 1997, and have received proceeds of at least $1,000,000 by April 30, 1997, an event of default would occur. The agreement also requires that 30 percent of the gross proceeds of the subordinated debt are to be used to pay down the principal balance with its bank lender. All conditions have been met (see following paragraph).

In February 1997, the Company obtained commitments for the purchase of a series of subordinated notes payable from shareholders and accredited investors sufficient to meet the provisions of the amended and restated term loan agreement. The notes bear interest at 14 percent payable monthly and are due in March 2000. In addition, warrants were offered in conjunction with the notes at the rate of one warrant for each five dollars in notes payable. By April 30, 1997, the Company received $1,000,000 of proceeds from these subordinated notes payable and paid down $300,000 of its amended and restated term loan agreement with its principal bank lender.


4.  EARNINGS PER SHARE

Statement of Financial Accounting Standards (SFAS) No. 128, EARNINGS PER SHARE, is effective for the Company for periods ending after December 15, 1997. The Company expects no material impact from the adoption of this financial standard. The basic earnings per share computation, as defined by SFAS No. 128, applied to all periods presented would yield the same per share result that is currently reported within this Form 10-QSB. All common stock equivalents are currently anti-dilutive.

FORM 10-QSB
Item 2 - Management's Discussion and Analysis of Financial Condition
           and Results of Operations


RESULTS OF OPERATIONS - FIRST QUARTER


REVENUES

Revenues for the first quarter ended March 31, 1997 were $2,001,000 compared with revenues of $1,882,000 for the first quarter ended March 31, 1996, an increase of six percent.

Contracted revenue sharing sales for the first quarter of 1997 were $1,443,000. This represented a three percent increase over the prior year's first quarter contracted revenue sharing sales of $1,398,000. This revenue increase represented an increase in the number of gallons of treated water sold by the Company. The increase in the number of gallons of treated water sold is driven both by the composite growth of its maturing system portfolio and the increase in the number of customer locations for the Company's installed Harmony Brook-Registered Trademark- Premium Drinking Water systems.

At March 31, 1997 the Company had 1,521 domestic customer locations installed, compared with 1,498 at March 31, 1996. In addition, the Company had 105 customer locations installed in Mexico at March 31, 1997 compared with 96 customer locations at March 31, 1996. The total customer locations at March 31, 1997 was 1,626 compared with 1,594 customer locations at March 31, 1996, a two percent increase. Domestic dispenser revenues and gallons for customer
locations in place at both March 31, 1997 and 1996 grew five percent.   This
lower growth rate is due primarily to competitive factors in certain markets.

Bottle and accessory sales increased eight percent in the first quarter of 1997 to $465,000 from $432,000 for the comparable first quarter of 1996. Bottle sales are recognized from two different classes of customers, those customers who purchase bottles and accessories in conjunction with having one of the Company's Harmony Brook-Registered Trademark- Premium Drinking Water systems installed (Premium Bottle Sales) and all other customers who purchase bottles typically on a wholesale basis (Wholesale Bottle Sales). Premium Bottle Sales increased 11 percent from $235,000 in the first quarter of 1996 to $260,000 in the first quarter of 1997 due to continued management emphasis to distribute bottles to a greater share of the Company's contracted revenue sharing customers. Wholesale Bottle Sales increased five percent from $197,000 in the first quarter of 1996 to $205,000 in the first quarter of 1997 as the Company continued to rebuild its wholesale bottle customer base. Management expects Wholesale Bottle Sales for 1997 to approximate 1996's performance.

Equipment sales increased 77 percent in the first quarter of 1997 to $93,000 from $52,000 for the comparable first quarter of 1996. Equipment sales, while contributing incremental revenue, continue to be a lower priority for the Company. Management expects equipment sales for 1997 to approximate 1996's performance.


GROSS MARGIN

The Company's total gross margin for the first quarter of 1997 was 52 percent of total revenues compared with 53 percent of revenues for the first quarter of 1996. This decrease reflected a larger portion of revenues derived from bottle and equipment sales (typically a lower margin) than contracted revenue sharing (typically a higher margin) for the comparable periods presented.

The gross margin for contract revenue sharing for the first quarters of 1996 and 1997 was 60 percent of related revenues.

The gross margin for bottle sales was 33 percent of related revenues in the first quarter of 1997. This margin compares to 35 percent of related revenues in the first quarter of 1996. While the raw materials used to manufacture bottles have experienced significant price increases which have been passed on to the Company, the primary reason for the decline in the bottle sales gross margin is product mix. Gross margins on bottle sales vary from five to 45 percent of sales depending on the style and quantities of bottles sold.

The gross margin for equipment sales was 24 percent of related revenues in the first quarter of 1997 compared to 30 percent of related revenues in the first quarter of 1996. The margins for equipment sales reflect the mix of sales between complete systems sold (typically a lower margin) versus sales of service parts (typically a higher margin). During the first quarter of 1997 the Company's equipment sales consisted primarily of complete systems.


SELLING, GENERAL AND ADMINISTRATIVE (S,G & A) EXPENSES

Field office S,G & A expenses were $693,000 in the first quarter of 1997, a 4% increase from field office expense of $670,000 in the first quarter of 1996. This increase relates primarily to increased vehicle operating costs associated with maintaining the Company's vehicle fleet in a high mileage environment. Management will continue its strategy to manage its discretionary expenses, increase market penetration, and invest in field personnel in existing geographic territories versus development of new geographic territories for the foreseeable future.

Corporate S,G & A expenses were $394,000 in the first quarter of 1997, a less than one percent increase from corporate S,G & A expenses of $391,000 in the first quarter of 1996. The increase in corporate S,G & A expenses for all periods presented was primarily driven by the Company's wholly-owned Mexican subsidiary as the general Mexican economy is inflationary which has resulted in increased wages, rents, utilities, fuels and various other expenses necessary to operate the business.

Other expense, the only line item between operating loss and net loss, consisted primarily of net interest expense for all periods presented.

MEXICAN SUBSIDIARY

All of the information included in this Form 10-QSB reflect the results and balances of the Company's Mexican Subsidiary unless explicitly stated otherwise. The following table summarizes the Company's Mexican Subsidiary results of operations in U.S. Dollars for the periods presented and the percentage change.

                                       First      First
                                      Quarter    Quarter    Percentage
                                       1997       1996        Change
                                     --------    -------    ----------
         Total revenues              $135,000    $99,000        37%
         Operating loss               ($9,000)   ($3,000)      160%


LIQUIDITY AND CAPITAL RESOURCES

The Company had net cash provided by operating activities of $164,000 in the first quarter of 1997, an increase of 20 percent compared to $131,000 of net cash provided by operating activities in the first quarter of 1996. The primary contributor to the improvement in net cash provided by operating activities in the first quarter of 1997 was the reduction in the net loss.

The Company invested $318,000 in property and equipment in the first quarter of 1997, a decrease of 33 percent from the $478,000 invested in the first quarter of 1996. The first quarter of 1996 included a $135,000 buy-out of leased equipment. After adjusting for this lease buy-out in the first quarter of 1996 the remaining investment in property and equipment for all periods presented consisted primarily of both the manufacture of new Harmony Brook-Registered Trademark- Premium Drinking Water systems and the refurbishment of existing systems. The Company will continue its efforts to more properly align its investment strategies with its cash flow availability.

On February 18, 1997, the Company and its principal bank lender amended and restated its term loan agreement. The agreement combined two outstanding term loans into one term loan facility to be repaid in equal monthly principal installments plus accrued interest at the bank's reference rate plus 3.75 percent, with a final principal payment plus accrued interest due in February 2000. Borrowings under the amended and restated term loan are collateralized by substantially all of the Company's assets, subordinate to a leasing company's collateral interest in certain leased dispensing equipment. The agreement also contains a provision that if the Company did not obtain commitments for at least $1,000,000 of new subordinated debt financing by March 1, 1997, and have received proceeds of at least $1,000,000 by April 30, 1997, an event of default would occur. The agreement also requires that 30 percent of the gross proceeds of the subordinated debt are to be used to pay down the principal balance with its bank lender (see following paragraph).

In February 1997, the Company obtained commitments for the purchase of a series of subordinated notes payable from shareholders and accredited investors sufficient to meet the provisions of the amended and restated term loan agreement. The notes bear interest at 14 percent payable monthly and are due in March 2000. In addition, warrants were offered in conjunction with the notes at the rate of one warrant for each five dollars in notes payable. By April 30, 1997, the Company received $1,000,000 of proceeds from these subordinated notes payable and paid down $300,000 of its amended and restated term loan with its principal bank lender.

The Company currently does not have any borrowing capacity available under its credit facilities. To maintain the Company's current growth strategy, management believes the Company will need to raise additional financing by late 1997. While the Company believes it will be able to obtain additional financing, there can be no assurance that such financing will be available or available on terms acceptable to the Company. In the event such financing is not available, the Company has the ability to revise its growth strategy to decrease or eliminate further investment in dispensing equipment which is the primary use of the Company's cash flows.


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

FORM 10-QSB
Part II - Other Information

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              (a) The Company held its annual meeting of shareholders on April 24, 1997. There were 6,709,627 shares present individually or by proxy representing 83.4 percent of the voting stock outstanding.

              (b) Results of the matters submitted to shareholder vote were as follows:

                   1. Election of Directors. Each of the nominees, Messrs. J.C. Hawley, D. R. Brattain, W. R. Griffin,
                        D. A. Henderson and G.F. Stofer received at least 6,675,004 votes for.

                   2. To approve the selection of Coopers & Lybrand L.L.P., as independent auditors for the current fiscal year.

                                  votes for         6,667,477
                                  votes against        38,550
                                  votes abstained       3,600
                                  broker non-votes          0

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

              (a)  EXHIBITS

                   The following exhibits are included with this Quarterly Report on Form 10-QSB (or incorporated by reference) as required by Item 601 of Regulation S-B.

Exhibit No.    Description
-----------    -----------

   4.1 Subordinated Note dated February 18, 1997, executed by Harmony Brook, Inc. in favor of Donald R. Brattain. Subordinated Notes were also entered into with W. William Bednarczyk, Richard Nikolaev, William Griffin, Alan Eidsness, Kenneth Macke, Linnea Van Dyne, Patrick Norton, Kenneth Larson, John Yeaman IRA, Mervin Kirluik, Cherry Tree Ventures IV and Donald Brattain that were identical with Mr. Brattain's note, except that the principle amount of the loans were, respectively, $200,000 for William Bednarczyk, $100,000 for Richard W. Nikolaev, $50,000 for William Griffin, $50,000 for Alan Eidsness, $50,000 for Kenneth Macke, $25,000 for Linnea Van Dyne, $100,000 for Patrick Norton, $50,000 for Kenneth Larson, $25,000 for John Yeaman IRA, $30,000 for Mervin Kirluik, $100,000 for Cherry Tree Ventures IV and $20,000 for Donald R. Brattain.

    4.2        Warrant dated February 18, 1997, granted to Donald R.
               Brattain. Warrants that were identical to Mr. Brattain's were also granted to other persons referenced in the description of Exhibit 4.1 above, except the number of Warrants granted were, respectively, 40,000 for W. William Bednarczyk, 20,000 for Richard Nikolaev, 10,000 for William Griffin, 10,000 for Alan Eidsness, 10,000 for
               Kenneth Macke, 5,000 for Linnea Van Dyne, 20,000 for Patrick Norton, 10,000 for Kenneth Larson, 5,000 for John Yeaman IRA, 6,000 for Mervin Kirluik, 20,000 for Cherry Tree Ventures IV , and 4,000 for Donald R. Brattain.

    27.1       Financial Data Schedule (EDGAR filing only)

               (b)  REPORTS ON FORM 8-K:

                    There were no reports on form 8-K filed during the quarter ended March 31, 1997 or during the period from March 31, 1997 to the date of this Quarterly Report on Form 10-QSB.


                                      SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           HARMONY BROOK, INC.


Date:  May 12, 1997                    By: /s/ James C. Hawley
                                           ----------------------------
                                               James C. Hawley
                                               President

                                 EXHIBIT INDEX

Exhibit No.    Description
-----------    -----------

   4.1 Subordinated Note dated February 18, 1997, executed by Harmony Brook, Inc. in favor of Donald R. Brattain. Subordinated Notes were also entered into with W. William Bednarczyk, Richard Nikolaev, William Griffin, Alan Eidsness, Kenneth Macke, Linnea Van Dyne, Patrick Norton, Kenneth Larson, John Yeaman IRA, Mervin Kirluik, Cherry Tree Ventures IV and Donald Brattain that were identical with Mr. Brattain's note, except that the principle amount of the loans were, respectively, $200,000 for William Bednarczyk, $100,000 for Richard W. Nikolaev, $50,000 for William Griffin, $50,000 for Alan Eidsness, $50,000 for Kenneth Macke, $25,000 for Linnea Van Dyne, $100,000 for Patrick Norton, $50,000 for Kenneth Larson, $25,000 for John Yeaman IRA, $30,000 for Mervin Kirluik, $100,000 for Cherry Tree Ventures IV and $20,000 for Donald R. Brattain.

    4.2        Warrant dated February 18, 1997, granted to Donald R.
               Brattain. Warrants that were identical to Mr. Brattain's were also granted to other persons referenced in the description of Exhibit 4.1 above, except the number of Warrants granted were, respectively, 40,000 for W. William Bednarczyk, 20,000 for Richard Nikolaev, 10,000 for William Griffin, 10,000 for Alan Eidsness, 10,000 for
               Kenneth Macke, 5,000 for Linnea Van Dyne, 20,000 for Patrick Norton, 10,000 for Kenneth Larson, 5,000 for John Yeaman IRA, 6,000 for Mervin Kirluik, 20,000 for Cherry Tree Ventures IV , and 4,000 for Donald R. Brattain.

    27.1       Financial Data Schedule (EDGAR filing only)