Form 10QSB
period 1997-06-30
HARMONY BROOK INC
filed 1997-08-08
CIK 878208

                       U. S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                     FORM 10-QSB

                [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                     For the quarterly period ended June 30, 1997
                                                    -------------

                [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                     EXCHANGE ACT
               For the transition period from            to
                                              -----------   -----------

Commission file number 0-21550


                                 HARMONY BROOK, INC.
          (Exact name of small business issuer as specified in its charter)

MINNESOTA                                                  41-1648132
(State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                     Identification Number)

                   1030 LONE OAK ROAD, SUITE #110, EAGAN, MN  55121
                   ------------------------------------------------
                       (Address of principal executive offices)

                                    (612) 681-9000
                                    --------------
                             (Issuer's telephone number)

   Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.  Yes     X       No
              ----------     ----------

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

    Common Stock - 8,045,161 shares, no par, outstanding as of August 8, 1997

                                 HARMONY BROOK, INC.
                                     FORM 10-QSB

                                        Index



                                                                     Page Number

                            Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

          Condensed Consolidated Statements of Operations for the three
            and six months ended June 30, 1997 and 1996 (Unaudited)           1

          Condensed Consolidated Balance Sheets as of June 30, 1997
            (Unaudited) and December 31, 1996                                 2

          Condensed Consolidated Statements of Cash Flows for the three
            and six months ended June 30, 1997 and 1996 (Unaudited)           3

          Notes to Condensed Consolidated Financial Statements (Unaudited)    4


Item 2 - Management's Discussion and Analysis of Results of Operations
          and Financial Condition                                             6



                             Part II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K                                    10

FORM 10-QSB
Part I - Financial Information
Item 1 - Financial Statements

                                 HARMONY BROOK, INC.
                   Condensed Consolidated Statements of Operations
                                     (Unaudited)
                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                         Three Months                   Six Months
                                                         Ended June 30,                Ended June 30,
                                                    -----------------------       -----------------------
                                                      1997           1996           1997           1996
                                                    --------       --------       --------       --------
Revenues:
  Contracted revenue sharing                        $  1,526       $  1,498       $  2,969       $  2,896
  Bottle sales                                           565            480          1,030            912
  Equipment sales                                         84            129            177            181
                                                    --------       --------       --------       --------
                                                       2,175          2,107          4,176          3,989
Cost of revenues:
  Contracted revenue sharing                             644            564          1,222          1,125
  Bottle sales                                           378            328            690            610
  Equipment sales                                         64            102            134            139
                                                    --------       --------       --------       --------

    Gross profit                                       1,089          1,113          2,130          2,115

Selling, general and administrative expenses:
  Field office                                           633            623          1,276          1,291
  Corporate                                              390            401            833            793
                                                    --------       --------       --------       --------

    Operating income                                      66             89             21             31

Other expense - net                                      163            162            317            330
                                                    --------       --------       --------       --------

    Net loss                                            ($97)          ($73)         ($296)         ($299)
                                                    --------       --------       --------       --------
                                                    --------       --------       --------       --------

    Loss per share                                    ($0.01)        ($0.01)        ($0.04)        ($0.04)
                                                    --------       --------       --------       --------
                                                    --------       --------       --------       --------

Number of shares used to compute
  per share amounts                                    8,045          8,045          8,045          7,962
                                                    --------       --------       --------       --------
                                                    --------       --------       --------       --------


                  See accompanying notes to condensed consolidated
                          financial statements (unaudited).

FORM 10-QSB
Part I - Financial Information
Item 1 - Financial Statements

                                 HARMONY BROOK, INC.
                        Condensed Consolidated Balance Sheets
                                     (Unaudited)
                                    (IN THOUSANDS)



                                                              June 30, 1997          December 31, 1996
                                                            -----------------        -----------------
ASSETS
Current assets:
     Cash and cash equivalents                               $          353            $         377
     Accounts receivable, net                                         1,307                    1,096
     Inventories                                                        438                      435
     Other current assets                                                48                       46
                                                            -----------------        -----------------
          Total current assets                                        2,146                    1,954

Property and equipment, net                                           9,275                    9,251
Other assets                                                            669                      722
                                                            -----------------        -----------------

          Total assets                                       $       12,090            $      11,927
                                                            -----------------        -----------------
                                                            -----------------        -----------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt and
          capital lease obligations                          $          882            $       1,243
     Accounts payable                                                   615                      474
     Accrued expenses                                                   368                      410
     Current portion of deferred income                                  21                       16
                                                            -----------------        -----------------
          Total current liabilities                                   1,886                    2,143

Long-term debt and capital lease obligations,
     less current portion                                             3,402                    2,800
Deferred income, less current portion                                    67                       59
                                                            -----------------        -----------------
          Total liabilities                                           5,355                    5,002

Shareholders' equity:
     Common stock, no par value, 20,000 shares
          authorized, 8,045 issued and outstanding
          at June 30, 1997 and December 31, 1996                     11,427                   11,321
     Cumulative foreign currency translation adjustments               (460)                    (460)
     Accumulated deficit                                             (4,232)                  (3,936)
                                                            -----------------        -----------------
          Total shareholders' equity                                  6,735                    6,925
                                                            -----------------        -----------------

          Total liabilities and shareholders' equity         $       12,090            $      11,927
                                                            -----------------        -----------------
                                                            -----------------        -----------------


                   See accompanying notes to condensed consolidated
                          financial statements (unaudited).

FORM 10-QSB
Part I - Financial Information
Item 1 - Financial Statements

                                 HARMONY BROOK, INC.
                   Condensed Consolidated Statements of Cash Flows
                                     (Unaudited)
                                    (IN THOUSANDS)


                                                                   For Three Months               For Six Months
                                                                    Ended June 30,                Ended June 30,
                                                                 ---------------------         ---------------------
                                                                  1997           1996           1997           1996
                                                                 ------         ------         ------         ------
Cash flows from operating activities:
   Net loss                                                       ($97)          ($73)         ($296)         ($299)
   Adjustments to reconcile net loss to net cash
      provided by operating activities:
      Depreciation and amortization                                364            348            702            735
      Amortization of deferred income                               (4)             -             (8)             -
      Provision for doubtful accounts                                4              3              9              6
      Provision for inventory obsolesence                            7              8             13             17
      Amortization of discount on notes payable                     13              6             19             12
   Changes in operating assets and liabilities:
      Accounts receivable                                         (168)           (56)          (214)          (115)
      Inventories                                                  (25)           (26)           (12)           (12)
      Other current assets                                           -              3             (2)            21
      Accounts payable                                              18           (111)           142           (124)
      Accrued expenses                                              36             29            (41)            21
                                                                 ------         ------         ------         ------

         Net cash provided by operating activities                 148            131            312            262
                                                                 ------         ------         ------         ------

Cash flows from investing activities:
   Purchase and manufacture of property and equipment             (400)          (242)          (719)          (719)
   Other assets                                                      5             (1)            (8)           (29)
                                                                 ------         ------         ------         ------

         Net cash used in investing activities                    (395)          (243)          (727)          (748)
                                                                 ------         ------         ------         ------

Cash flows from financing activities:
   Proceeds from issuance of long-term debt and warrants           175              -          1,000             -
   Principal payments on long-term debt
      and capital lease obligations                               (242)          (267)          (673)          (441)
   Proceeds from sale/leaseback transaction                         64              -             64              -
   Net proceeds from sales of common stock                           -              -              -            230
                                                                 ------         ------         ------         ------

         Net cash (used in) provided by financing activities        (3)          (267)           391           (211)
                                                                 ------         ------         ------         ------

Effect of exchange rate changes on cash                              -             13              -              -
                                                                 ------         ------         ------         ------

Net decrease in cash and cash equivalents                         (250)          (366)           (24)          (697)

Cash and cash equivalents at beginning of period                   603            770            377          1,101
                                                                 ------         ------         ------         ------

Cash and cash equivalents at end of period                      $  353         $  404         $  353         $  404
                                                                 ------         ------         ------         ------
                                                                 ------         ------         ------         ------

Supplemental cash flow information:
   Cash paid for interest charges                               $  145         $  162         $  252         $  297
                                                                 ------         ------         ------         ------
                                                                 ------         ------         ------         ------

                   SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED
                          FINANCIAL STATEMENTS (UNAUDITED).

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

The consolidated financial statements presented herein for the three months and six months ended June 30, 1997 and 1996, reflect, in the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of financial position and the results of operations for the periods presented. The results of operations for the interim period are not necessarily indicative of the operating results to be expected for the full year.


2.  INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using standard costs, which approximate the first-in, first-out method. Inventories at June 30, 1997 and December 31, 1996 consisted of the following:


                                                   (IN THOUSANDS)
                                            June 30, 1997  December 31, 1996
                                            -------------  -----------------

Bottles                                         $351             $353

Raw materials, expected to be sold
  to customers as equipment sales                 87               82
                                                ----             ----
  Total                                         $438             $435
                                                ----             ----
                                                ----             ----

3.  EARNINGS PER SHARE

Statement of Financial Accounting Standards (SFAS) No. 128, EARNINGS PER SHARE, is effective for the Company in the fourth quarter of 1997. The Company expects no material impact from the adoption of this financial standard. The basic earnings per share computation, as defined by SFAS No. 128, applied to all periods presented would yield the same result that is currently reported within this Form 10-QSB. All common stock equivalents are currently anti-dilutive.

FORM 10-QSB
Item 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition



RESULTS OF OPERATIONS - SECOND QUARTER AND FIRST SIX MONTHS


REVENUES

Revenues for the second quarter ended June 30, 1997 were $2,175,000 compared with revenues of $2,107,000 for the quarter ended June 30, 1996, an increase of three percent. For the first six months of 1997, revenues were $4,176,000, an increase of five percent over revenues of $3,989,000 reported for the first six months of 1996.

Contracted revenue sharing sales for the second quarter of 1997 were $1,526,000. This represented a two percent increase over the prior year's second quarter contract revenue sharing sales of $1,498,000. For the first six months of 1997, contracted revenue sharing sales were $2,969,000 compared to $2,896,000 for the first six months of 1996, an increase of three percent. These revenue increases represented an increase in the number of gallons of treated water sold by the Company. The increase in the number of gallons of treated water sold is driven both by the increase in the number of customer locations for the Company's installed Harmony Brook-Registered Trademark- Premium Drinking Water systems and the composite growth of its maturing system portfolio. At June 30, 1997, the Company had 1,557 domestic customer locations installed, compared with 1,529 at June 30, 1996. In addition, the Company had 110 customer locations installed in Mexico at June 30, 1997 compared with 103 at June 30, 1996. The total customer locations at June 30, 1997 was 1,667 compared with 1,632 at June 30, 1996, a two percent increase. Domestic revenues for customer locations in place at both June 30, 1997 and 1996 grew four percent, while the increase in retail gallons dispensed increased six percent. The Company has experienced increased competition for customers in several of its key Midwest markets, primarily in the form of pricing, which has contributed significantly to a slowing of growth rates for customer locations and revenue from dispensed gallons of water.

Bottle sales increased 18 percent in the second quarter of 1997 to $565,000 from $480,000 for the comparable second quarter of 1996. Bottle sales increased 13 percent for the first six months of 1997 to $1,030,000 compared to $912,000 in the first six months of 1996. Bottle sales are recognized from two different classes of customers, those customers who purchase bottles in conjunction with having one of the Company's Harmony Brook-Registered Trademark- Premium Drinking Water systems installed (Premium Bottle Sales) and all other customers who purchase bottles typically on a wholesale basis (Wholesale Bottle Sales). Premium Bottle Sales decreased nine percent in the comparable second quarters from $277,000 in 1996 to $251,000 in 1997. In the first six months Premium Bottle Sales decreased from $513,000 in 1996 to $512,000 in 1997. Wholesale Bottle Sales increased by 55 percent in the second quarter ($203,000 in 1996 to $314,000 in 1997) and 30 percent in the first six months ($399,000 in 1996 to $518,000 in 1997) of 1997. The second quarter decrease in Premium Bottle Sales is due to changes in customer locations that were precipitated by increased competition, as well as brief periods when certain routes went uncovered as a result of changes in personnel. The increases in Wholesale Bottles are a result of continued emphasis to rebuild and grow this business segment.

Equipment sales, while contributing incremental revenue, continue to be a lower priority for the Company. Management does not expect a significant contribution from equipment sales in 1997.


GROSS MARGIN

The Company's total gross margin for the second quarter and first six months of 1997 was 50 and 51 percent, respectively, of revenues compared with 53 percent of revenues for the second quarter and first six months of 1996. These decreases reflect primarily the impact of competition and increased product quality testing in the Company's core business segment, contracted revenue sharing.

The gross margin for contracted revenue sharing for the second quarter of 1997 was 58 percent of related revenues and 59 percent of related revenues for the first six months of 1997. The comparable gross margins for 1996 were 62 and 61 percent of related revenues for the second quarter and first six months, respectively. These decreases are related to two factors. First, competition has forced pricing concessions resulting in lower sales revenues per gallon. Second, as a way to further assure product quality and distinguish itself from competition, the Company has increased the frequency of water testing and its related costs. The Company expects the margin in this segment to remain relatively stable for the balance of 1997.

The gross margins for bottle sales were 33 percent of related revenues in both the second quarter of 1997 and first six months of 1997. These margins compare to 32 percent of related revenues in the second quarter of 1996 and 33 percent of related revenues in the first six months of 1996.

The gross margin for equipment sales was 24 percent of related revenues in the second quarter of 1997 compared to 21 percent of related revenues in the second quarter of 1996. For the first six months of 1996 and 1997 the gross margin for equipment sales was 24 percent of related revenues. The margins for equipment sales reflect the mix of sales between complete systems sold (typically a lower margin) versus sales of service parts (typically a higher margin).


SELLING, GENERAL AND ADMINISTRATIVE (S,G & A) EXPENSES

Field office S,G & A expenses were $633,000 in the second quarter of 1997, a two percent increase from field office expense of $623,000 in the comparable second quarter of 1996. For the first six months of 1997 and 1996 field office expenses were $1,276,000 and $1,291,000, respectively, a decrease of one percent. Compensation expense decreased due to employee turnover offset by increased vehicle expenses due to the Company's aging fleet for the second quarter and first six months of 1997. No new geographic territories were entered for all periods presented, although two service routes were added in existing territories.

Corporate S,G & A expenses were $390,000 in the second quarter of 1997, a three percent decrease from corporate expenses of $401,000 in the second quarter of 1996. For the first six months of 1997 corporate S,G & A expenses were $833,000 compared to $793,000 in the first six months of 1996, a five percent increase. This increase in the first six months of 1997 is primarily attributable to increased Mexican subsidiary expenses related to added personnel and a high inflation environment.


OPERATING INCOME AND NET LOSS

Operating income is reported for all periods presented. Other expense, the only line item between operating profit and net loss, consisted primarily of net interest expense for all periods presented.


MEXICAN SUBSIDIARY

All of the information included in this Form 10-QSB reflects the results and balances of the Company's Mexican Subsidiary unless explicitly stated otherwise. The following table summarizes the Company's Mexican Subsidiary results of operations in U.S. Dollars for the periods presented and the percentage change.



                                 Second         Second                      First Six      First Six
                                Quarter        Quarter      Percentage        Months         Months      Percentage
                                  1997           1996         Change           1997           1996         Change
-------------------------------------------------------------------------------------------------------------------
 Total Revenues                 $151,000       $134,000         13%          $286,000       $233,000         23%
-------------------------------------------------------------------------------------------------------------------
 Operating Profit (Loss)          $2,000        $13,000        (85%)         ($7,000)         $9,000         nm
-------------------------------------------------------------------------------------------------------------------


nm = not meaningful

LIQUIDITY AND CAPITAL RESOURCES

The Company had net cash provided by operating activities of $148,000 in the second quarter of 1997 compared to $131,000 of net cash provided by operating activities in the second quarter of 1996. In the first six months of 1997 the Company had $312,000 of net cash provided by operations compared to $262,000 of net cash provided by operating activities in the first six months of 1996. The primary contributor to the improvement in net cash provided by operating activities in both the second quarter and first six months of 1997 was an increase in accounts payable. The increase in accounts payable was offset by an increase in accounts receivable. Cumulative changes in all other operating activity areas were small compared to the changes in accounts payable and accounts receivable for all periods presented.

The Company invested $400,000 in property and equipment in the second quarter of 1997, an increase of 65 percent from the $242,000 invested in the second quarter of 1996. For the first six months of 1996 and 1997 the Company invested $719,000 in property and equipment. The first six months of 1996 included a $135,000 buy-out of leased equipment. After adjusting for this lease buy-out in the first six months of 1996, the remaining investment in property and equipment for all periods presented consisted primarily of both the manufacture of new Harmony Brook-Registered Trademark- Premium Drinking Water systems and the refurbishment of existing systems. The increase in investment of property and equipment is primarily driven by extensive capital refurbishment of the Company's older systems.

On June 30, 1997, the Company entered into a sale/leaseback agreement with a shareholder and board member for dispensing equipment. Under the terms of the agreement, ten systems were sold for $63,450 and were leased back by the Company pursuant to a five-year operating lease for placement and operation in one supermarket chain. This lease requires a monthly payment of $1,400 and requires the Company to service and maintain the equipment. Deferred income of $21,000 is being amortized as a reduction of cost of revenues on a straight-line basis over the lease term.

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


FORWARD LOOKING STATEMENTS

IN ADDITION TO THE HISTORICAL INFORMATION CONTAINED HEREIN, THE FOREGOING DISCUSSION INCLUDES FORWARD LOOKING STATEMENTS THAT INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. AMONG THE FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY ARE THE FOLLOWING: THE COMPANY'S INABILITY TO PROCURE ADDITIONAL OR REPLACEMENT FINANCING; CHANGES IN GROWTH IN THE TREATED WATER AND SPECIALTY BEVERAGE INDUSTRY; THE CONDITION OF THE GENERAL ECONOMY; COMPETITIVE FACTORS SUCH AS AGGRESSIVE PRICING BY REGIONAL COMPETITORS AND ENTRY OF WELL CAPITALIZED COMPETITORS INTO TERRITORIES SERVED BY THE COMPANY; INCREASED LOCAL, STATE OR FEDERAL REGULATION OF THE TREATED WATER INDUSTRY; CHANGES IN PRODUCT MIX; INCREASES IN THE RAW MATERIAL COSTS RELATED TO ALL SEGMENTS OF THE COMPANY'S BUSINESS; AND THE RISK FACTORS LISTED FROM TIME TO TIME IN THE COMPANY'S REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

FORM 10-QSB
Part II - Other Information


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS

              The following exhibit is included with this Quarterly Report on Form 10-QSB as required by item 601 of Regulation S-B:

                   Exhibit No.    Description                   Page No.
                   -----------    -----------                   --------

                      27.1        Financial Data Schedule          11
                                  (EDGAR filing only)

         (b)  REPORTS ON FORM 8-K:

              There were no reports on Form 8-K filed during the quarter ended June 30, 1997 or during the period from June 30, 1997 to the date of this Quarterly Report on Form 10-QSB.


                                      SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            HARMONY BROOK, INC.


Date:  August 8, 1996                       By:  /s/James C. Hawley
                                                 ------------------------------
                                                      James C. Hawley
                                                      President