Form 10-Q
period 1997-09-30
HARMONY BROOK INC
filed 1997-11-07
CIK 878208

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

             [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1997

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

     Common Stock - 8,045,161 shares, no par, outstanding as of November 7, 1997

                               HARMONY BROOK, INC.
                                   FORM 10-QSB

                                      Index



                                                                     Page Number

                         Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

               Condensed Consolidated Statements of Operations for the
               three and nine months ended September 30, 1997 and 1996
               (Unaudited)                                                 2

               Condensed Consolidated Balance Sheets as of September 30,
               1997 (Unaudited) and December 31, 1996                      3

               Condensed Consolidated Statements of Cash Flows for the
               three and nine months ended September 30, 1997 and 1996
               (Unaudited)                                                 4

               Notes to Condensed Consolidated Financial Statements
               (Unaudited)                                                 5


Item 2 - Management's Discussion and Analysis of Results of Operations
           and Financial Condition                                         7


                           Part II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K                                  12

FORM 10-QSB
Part I - Financial Information
Item 1 - Financial Statements

                               HARMONY BROOK, INC.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                   For Three Months          For Nine Months
                                  Ended September 30,      Ended September 30,
                                 --------------------    ----------------------
Revenues:                          1997        1996        1997         1996
                                 --------    --------    --------     ---------
  Contracted revenue sharing     $  1,736    $  1,631    $  4,705      $  4,527
  Bottle sales                        684         618       1,714         1,529
  Equipment sales                      35          39         212           221
                                 --------    --------    --------     ---------
                                    2,455       2,288       6,631         6,277

Cost of revenues:
  Contracted revenue sharing          735         604       1,956         1,729
  Bottle sales                        460         409       1,151         1,019
  Equipment sales                      22          25         156           163
                                 --------    --------    --------     ---------

    Gross profit                    1,238       1,250       3,368         3,366

Selling, general and
administrative expenses:
  Field office                        656         655       1,932         1,947
  Corporate                           420         427       1,253         1,220
                                 --------    --------    --------     ---------

    Operating income                  162         168         183           199

Other expense - net                   158         151         475           481
                                 --------    --------    --------     ---------

    Net income (loss)                  $4         $17       ($292)        ($282)
                                 --------    --------    --------     ---------
                                 --------    --------    --------     ---------

Loss per share                      $0.00       $0.00      ($0.04)       ($0.04)
                                 --------    --------    --------     ---------
                                 --------    --------    --------     ---------

Number of shares used to
  compute per share amounts         8,045       8,045       8,045         7,961
                                 --------    --------    --------     ---------
                                 --------    --------    --------     ---------

       SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED).

FORM 10-QSB
Part I - Financial Information
Item 1 - Financial Statements

                               HARMONY BROOK, INC.
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
                                 (IN THOUSANDS)



                                           September 30, 1997  December 31, 1996
                                           ------------------  -----------------
ASSETS
Current assets:
     Cash and cash equivalents                        $   360           $   377
     Accounts receivable, net                           1,362             1,096
     Inventories                                          560               435
     Other current assets                                  46                46
                                           ------------------  ----------------
          Total current assets                          2,328             1,954

Property and equipment, net                             9,091             9,251
Other assets                                              630               722
                                           ------------------  ----------------

          Total assets                                $12,049           $11,927
                                           ------------------  ----------------
                                           ------------------  ----------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt
          and capital lease obligations               $   966           $ 1,243
     Accounts payable                                     750               474
     Accrued expenses                                     349               410
     Current portion of deferred income                    25                16
                                           ------------------  ----------------
          Total current liabilities                     2,090             2,143

Long-term debt and capitalized lease
     obligations, less current portion                  3,141             2,800
     Deferred income, less current portion                 79                59
                                           ------------------  ----------------
          Total liabilities                             5,310             5,002

Shareholders' equity:
     Common stock, no par value, 20,000
          shares authorized, 8,045 issued
          and outstanding at September
          30, 1997 and December 31, 1996               11,427            11,321
     Cumulative foreign currency
          translation adjustments                        (460)             (460)
     Accumulated deficit                               (4,228)           (3,936)
                                           ------------------  ----------------
          Total shareholders' equity                    6,739             6,925
                                           ------------------  ----------------

          Total liabilities and
               shareholders' quity                    $12,049           $11,927
                                           ------------------  ----------------
                                           ------------------  ----------------

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED).

FORM 10-QSB
Part I - Financial Information
Item 1 - Financial Statements

                               HARMONY BROOK, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (IN THOUSANDS)



                                                                  For Three Months    For Nine Months
                                                                Ended September 30   Ended September 30
                                                                ------------------   -------------------
                                                                  1997      1996      1997        1996
                                                                -------    -------   ------      -------
Cash flows from operating activities:
   Net income (loss)                                            $    4     $   17    ($292)       ($282)
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
      Gain on disposal of assets                                     -         (6)       -           (6)
      Depreciation and amortization                                396        371    1,098       1 ,107
      Amortization of deferred income                               (6)        (2)     (14)          (2)
      Provision for doubtful accounts                                4          3       14            9
      Provision for inventory obsolesence                            7          7       20           24
      Amortization of discount on note payable                      13          6       32           18
   Changes in operating assets and liabilities:
      Accounts receivable                                          (78)       (30)    (292)        (145)
      Inventories                                                  (71)       (74)     (83)         (86)
      Other current assets                                           2         (4)       -           17
      Accounts payable                                             133        224      275          100
      Accrued expenses                                             (20)       (35)     (61)         (15)
                                                                ------     ------    -----       ------
         Net cash provided by operating activities                 384        477      697          739
                                                                ------     ------    -----       ------

Cash flows from investing activities:
   Purchase and manufacture of property and equipment             (262)      (245)    (982)        (964)
   Other                                                            11         (4)       3          (33)
                                                                ------     ------    -----       ------

      Net cash used in investing activities                       (251)      (249)    (979)        (997)
                                                                ------     ------    -----       ------

Cash flows from financing activities:
   Proceeds from issuance of long-term debt and warrants             -          -    1,000            -
   Principal payments on long-term debt
      and capitalized lease obligations                           (189)      (247)    (862)        (688)
   Proceeds from sale/leaseback transaction                         63         50      127           50
   Net proceeds from sales of common stock                           -          -        -          230
                                                                ------     ------    -----       ------

      Net cash (used in) provided by financing activities         (126)      (197)     265         (408)
                                                                ------     ------    -----       ------
Effect of exchange rate changes on cash                              -         (4)       -           (4)
                                                                ------     ------    -----       ------

Net increase (decrease) in cash and cash equivalents                 7         27      (17)        (670)

Cash and cash equivalents at beginning of period                   353        404      377        1,101
                                                                ------     ------    -----       ------

Cash and cash equivalents at end of period                      $  360     $  431    $ 360       $  431
                                                                ------     ------    -----       ------
                                                                ------     ------    -----       ------

Supplemental cash flow information:
   Cash paid for interest charges                               $  160     $  156    $ 412       $  453
                                                                ------     ------    -----       ------
                                                                ------     ------    -----       ------

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

The consolidated financial statements presented herein for the three months and nine months ended September 30, 1997 and 1996, reflect, in the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of financial position and the results of operations for the periods presented. The results of operations for the interim period are not necessarily indicative of the operating results to be expected for the full year.


2.  INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using standard costs, which approximate the first-in, first-out method. Inventories at September 30, 1997 and December 31, 1996 consisted of the following:

                                                  (IN THOUSANDS)


                                        September 30, 1997  December 31, 1996
                                        ------------------  -----------------
     Bottles                                    $417              $353

     Raw materials, expected to be sold
      to customers as equipment sales            143                82
                                                ----              ----
       Total                                    $560              $435
                                                ----              ----
                                                ----              ----

3.  EARNINGS PER SHARE

Statement of Financial Accounting Standards (SFAS) No. 128, EARNINGS PER SHARE, is effective for the Company for the periods ending after December 15, 1997.
The Company expects no material impact from the adoption of this financial standard. The basic earnings per share computation, as defined by SFAS No. 128, applied to all periods presented would yield the same result that is currently reported within this Form 10-QSB. All common stock equivalents are currently anti-dilutive.

Form 10-QSB
Item 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition


RESULTS OF OPERATIONS - THIRD QUARTER AND FIRST NINE MONTHS


REVENUES

Revenues for the third quarter ended September 30, 1997 were $2,455,000 compared with revenues of $2,288,000 for the quarter ended September 30, 1996, an increase of seven percent. For the first nine months of 1997, revenues were $6,631,000, an increase of six percent over revenues of $6,277,000 reported for the first nine months of 1996.

Contracted revenue sharing sales for the third quarter of 1997 were $1,736,000. This represented a six percent increase over the prior year's third quarter contracted revenue sharing sales of $1,631,000. For the first nine months of 1997, contracted revenue sharing sales were $4,705,000 compared to $4,527,000 for the first nine months of 1996, an increase of four percent. These revenue increases represented an increase in the number of gallons of treated water sold by the Company. The increase in the number of gallons of treated water sold is driven both by the increase in the number of customer locations for the Company's installed Harmony Brook-Registered Trademark- Premium Drinking Water systems and the increase in volume at existing customer locations. At September 30, 1997, the Company had 1,617 domestic customer locations installed, compared with 1,561 at September 30, 1996. In addition, the Company had 110 customer locations installed in Mexico at September 30, 1997 compared with 104 customer locations at September 30, 1996. The total customer locations at September 30, 1997 was 1,727 compared with 1,665 customer locations at September 30, 1996, a four percent increase. Domestic revenues for customer locations in place at both September 30, 1997 and 1996 grew five percent in the first nine months, while retail gallons dispensed increased seven percent. Growth rates for the Company's number of customer locations, dispenser revenues and gallons dispensed continue to be affected by instances of account turnover and price concessions near the end of 1996 and start of 1997, which resulted from increased competition in the Company's core Midwest markets.

Bottle sales increased 11 percent in the third quarter of 1997 to $684,000 from $618,000 for the comparable third quarter of 1996. Bottle sales increased 12 percent for the first nine months of 1997 to $1,714,000 compared to $1,529,000 in the first nine months of 1996. Bottle sales are recognized from two different classes of customers: those customers who purchase bottles in conjunction with having one of the Company's Harmony Brook-Registered Trademark-Premium Drinking Water systems installed (Premium Bottle Sales) and all other customers who purchase bottles typically on a wholesale basis (Wholesale Bottle Sales). Premium Bottle Sales decreased one percent both in the comparable third quarters, from $336,000 in 1996 to $332,000 in 1997, and in the first nine months, from $849,000 in 1996 to $844,000 in 1997. The slight third quarter and nine month decrease in Premium Bottle Sales is a result of certain routes being open at times due to employee turnover. Wholesale Bottle Sales increased 25 percent in the comparable third quarters, from $282,000 in 1996 to $352,000 in 1997, and 28 percent in the comparable first nine months, from $680,000 in 1996 to $870,000 in 1997. The increases in Wholesale Bottles sales were a result of continued emphasis to rebuild and grow this business segment.

Equipment sales, while contributing incremental revenue, continue to be a lower priority for the Company. Management does not expect a significant contribution from equipment sales in 1997.


GROSS MARGIN

The Company's total gross margin for the third quarter of 1997 was 50 percent of revenues compared with 55 percent of revenues for the third quarter 1996. For the first nine months, the Company's total gross margin was 51 percent of revenues for 1997 compared with 54 percent of revenues for 1996. These decreases reflect primarily the impact of price competition, costs related to increased product quality testing and equipment refurbishment in the Company's core business segment, contracted revenue sharing. This refurbishment activity results in a significant portion of the cost being expensed to the income statement but does conserve cash when compared to building new equipment for new customer locations.

The gross margin for contracted revenue sharing for both the third quarter and first nine months of 1997 was 58 percent of related revenues. The comparable gross margins for 1996 were 63 and 62 percent of related revenues for the third quarter and first nine months, respectively. These decreases were related to the same three factors cited above.

The gross margin for bottle sales were 33 percent of related revenues in both the third quarter of 1997 and first nine months of 1997. These margins compare to 34 percent of related revenues in the third quarter of 1996 and 33 percent of related revenues in the first nine months of 1996. Gross margins on bottle sales vary depending on the style and quantities of bottles sold.

The gross margin for equipment sales was 36 percent of related revenues in the third quarter of 1997 compared to 37 percent of related revenues in the third quarter of 1996. For the first nine months of 1996 and 1997 the gross margin for equipment sales was 26 percent of related revenues. The margins for equipment sales reflect the mix of sales between complete systems sold (typically a lower margin) versus sales of service parts (typically a higher margin).


SELLING, GENERAL AND ADMINISTRATIVE (S,G & A) EXPENSES

Field office S,G & A expenses were $656,000 in the third quarter of 1997, a less than one percent increase from field office S,G & A expense of $655,000 in the third quarter of 1996. For the first nine months of 1997 and 1996 field office expenses were $1,932,000 and $1,947,000, respectively, a decrease of one percent. Compensation expense decreased due to employee turnover, but this decrease was offset by increased vehicle expenses for the third quarter and first nine months of 1997 due to the Company's aging fleet. No new geographic territories were entered for all periods presented, although two service routes were added in existing territories in the first half of 1997.

Corporate S,G & A expenses were $420,000 in the third quarter of 1997, a one percent decrease from $427,000 in the third quarter of 1996. For the first nine months of 1997 corporate S,G & A expenses were $1,253,000 compared to $1,220,000 in the first nine months of 1996, a three percent increase. This increase in the first nine months of 1997 is primarily attributable to increased Mexican subsidiary expenses related to added personnel to support its growth and a high inflation environment.


OPERATING AND NET INCOME (LOSS)

Operating income is reported for all periods presented. Other expense, the only line item between operating income and net income (loss), consisted primarily of net interest expense for all periods presented. Both third quarters of 1996 and 1997 reported net income with the third quarter of 1996 being the first quarter with net income in the Company's history. A net loss is reported for both the first nine months of 1996 and 1997.


MEXICAN SUBSIDIARY

All of the information included in this Form 10-QSB reflects the results and balances of the Company's Mexican Subsidiary unless explicitly stated otherwise. The following table summarizes the Company's Mexican Subsidiary results of operations in U.S. Dollars for the periods presented and the percentage change. The Company does not allocate charges for financing or corporate administrative support services to Mexico.





                                Third          Third                  First Nine    First Nine
                               Quarter        Quarter    Percentage     Months        Months     Percentage
                                1997           1996        Change        1997          1996        Change
-----------------------------------------------------------------------------------------------------------
 Total Revenues               $159,000       $135,000       18%       $445,000       $367,000       21%
-----------------------------------------------------------------------------------------------------------
 Operating Profit (Loss)        $6,000        ($4,000)      nm         ($1,000)        $6,000       nm
-----------------------------------------------------------------------------------------------------------


nm = not meaningful

LIQUIDITY AND CAPITAL RESOURCES

The Company had net cash provided by operating activities of $384,000 in the third quarter of 1997 compared to $477,000 of net cash provided by operating activities in the third quarter of 1996. In the first nine months of 1997 the Company had $697,000 of net cash provided by operating activities compared to $739,000 of net cash provided by operating activities in the first nine months of 1996. The primary decrease in net cash provided by operating activities for both the third quarter and first nine months of 1997 was an increase in accounts receivable. The increase in accounts receivable for the first nine months was offset by an increase in accounts payable. Cumulative changes in all other operating activity areas were small compared to the changes in accounts receivable and accounts payable for all periods presented.

The Company invested $262,000 in property and equipment in the third quarter of 1997, an increase of seven percent from the $245,000 invested in the third quarter of 1996. For the first nine months of 1997 and 1996 the Company invested $982,000 and 964,000, respectively, in property and equipment, an increase of two percent. The first nine months of 1996 included a $135,000 buy-out of leased equipment. After adjusting for this lease buy-out in the first nine months of 1996, the remaining investment in property and equipment for all periods presented consisted primarily of the manufacture of new Harmony Brook-Registered Trademark- Premium Drinking Water systems and the refurbishment of existing systems. The increase in investment in property and equipment is primarily driven by the capitalized portion of refurbishment of the Company's older systems.

On July 31, 1997, the Company entered into an agreement with a shareholder and board member for the sale/leaseback of dispensing equipment; this was the second such agreement in the first nine months of 1997.

Management of the Company estimates that under its current operating plan it will require additional capital during the fourth quarter of 1997 and calendar 1998. Projections also indicate that during the fourth quarter the Company will probably violate certain financial covenants contained in the loan agreement with its principal bank lender. The Company is currently investigating financing alternatives to meet its capital requirements and to eliminate potential covenant defaults. Pending resolution of these issues, the Company has requested that its two senior lenders agree to suspend principal payments due for November and December 1997 and January 1998. The two senior lenders have indicated their willingness to provide these accommodations to the Company orally and the Company has obtained written agreement from its senior bank lender and is proceeding to obtain written confirmation of these agreements from its other principal lender. While management believes it will be successful in discussions regarding additional capital, there can be no assurance that the Company will be able to enter into transactions which will enable it to obtain required additional capital or that such transactions will provide necessary capital on terms acceptable to the Company.

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

FORM 10-QSB
Part II - Other Information


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  EXHIBITS

               The following exhibit is included with this Quarterly Report on Form 10-QSB as required by item 601 of Regulation S-B:

                    Exhibit No.                   Description
                    -----------                   -----------
                         27.1                     Financial Data Schedule
                                                  (EDGAR filing only)

          (b)  REPORTS ON FORM 8-K:

               There were no reports on Form 8-K filed during the quarter ended September 30, 1997 or during the period from September 30, 1997 to the date of this Quarterly Report on Form 10-QSB.

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  HARMONY BROOK, INC.


Date:  November 7, 1997                           By:  /s/James C. Hawley
                                                       ------------------
                                                       James C. Hawley
                                                       President

FORM 10-QSB



                         EXHIBIT INDEX


          Exhibit No.         Description
          -----------         -----------
                27.1          Financial Data Schedule
                              (EDGAR filing only)